Form 10-Q
period 1995-03-31
HARCOR ENERGY INC
filed 1995-05-15
CIK 315272

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                                       OR

[   ]        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 0-9300


                              HARCOR ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     33-0234380
(State or other jurisdiction of                      (I.R.S.  Employer
 incorporation or organization)                     Identification No.)


  4400 POST OAK PARKWAY, SUITE 2220
            HOUSTON, TX                                   77027-3413
(Address of principal executive office)                   (Zip Code)

              Registrant's telephone number, including area code: (713) 961-1804


                        . . . . . . . . . . . . . . . .


              (Former name, former address and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ X ]     NO [   ]

         The number of shares of Registrant's Common Stock outstanding at May 12, 1995 was 7,522,776.

================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995
                      ------------------------------------


                         Part I - Financial Information              Page
                         ------------------------------              ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31,
   1995 (unaudited) and December 31, 1994                              1

   Consolidated Statements of Operations for the Three
   Months Ended March 31, 1995 and 1994 (unaudited)                    3

   Consolidated  Statement of Stockholders' Equity
   for the Three Months Ended March 31, 1995 (unaudited)               4

   Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1995 and 1994 (unaudited)              5

   Notes to Unaudited Consolidated Financial Statements                8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                15


                          Part II - Other Information
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             24

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994
             ------------------------------------------------------
                                     ASSETS


                                                                   March 31,             December 31,
                                                                     1995                    1994
                                                                 -----------             -----------

CURRENT ASSETS:
  Cash and cash investments . . . . . . . . . . . . . . . . . .  $ 1,653,297             $   899,198
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .    2,257,180               3,707,433
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . .      408,610                 307,241
                                                                 -----------             -----------

  Total current assets  . . . . . . . . . . . . . . . . . . . .    4,319,087               4,913,872
                                                                 -----------             -----------
PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:

  Unproved oil and gas properties . . . . . . . . . . . . . . .    7,414,113               7,414,113
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . . . . . . . . . . . .   52,178,252              52,158,281
    Lease and well equipment  . . . . . . . . . . . . . . . . .   13,012,872              12,900,913
    Intangible development costs  . . . . . . . . . . . . . . .    4,987,220               4,745,579
  Furniture and equipment . . . . . . . . . . . . . . . . . . .      241,346                 231,354
                                                                 -----------             -----------

                                                                  77,833,803              77,450,240
  Less - accumulated depletion,
    depreciation and amortization . . . . . . . . . . . . . . .  (18,020,798)            (16,674,540)
                                                                 -----------             -----------

  Net property, plant and equipment . . . . . . . . . . . . . .   59,813,005              60,775,700
                                                                 -----------             -----------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    3,017,545               2,883,277
                                                                 -----------             -----------

                                                                 $67,149,637             $68,572,849
                                                                 ===========             ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994
             ------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  March 31,              December 31,
                                                                     1995                    1994
                                                                 -----------             -----------
CURRENT LIABILITIES:
  Current portion of long-term
    bank debt . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,265,600             $ 2,511,200
  Subordinated Bridge Loan  . . . . . . . . . . . . . . . . . .    5,000,000               5,000,000
  Accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . . . . . .    4,265,186               5,345,967
                                                                 -----------             -----------

  Total current liabilities . . . . . . . . . . . . . . . . . .   13,530,786              12,857,167
                                                                 -----------             -----------

LONG-TERM BANK DEBT, net of current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . .   30,134,400              31,888,800
                                                                 -----------             -----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       62,889                  71,055
                                                                 -----------             -----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIES D PREFERRED STOCK . . . . . . . . . . . . . .    8,673,198               8,402,430
                                                                 -----------             -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    67,500 shares outstanding   . . . . . . . . . . . . . . . .          675                     675
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    7,251,176 and 7,192,837
    shares outstanding at March 31,
    1995 and December 31, 1994,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .      725,118                 719,284
  Additional paid-in capital  . . . . . . . . . . . . . . . . .   29,637,636              29,827,989
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .  (15,615,065)            (15,194,551)
                                                                 -----------             -----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . .   14,748,364              15,353,397
                                                                 -----------             -----------


                                                                 $67,149,637             $68,572,849
                                                                 ===========             ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                     --------------------------------
                                                                        1995                   1994
                                                                     ----------             ----------

REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . .  $3,683,309             $1,636,054
  Gas plant revenues  . . . . . . . . . . . . . . . . . . . . . . .   1,785,306                  -
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       6,833                  2,593
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,282                  6,348
                                                                     ----------             ----------
                                                                      5,483,730              1,644,995
                                                                     ----------             ----------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . .   1,263,087                542,037
  Gas plant costs . . . . . . . . . . . . . . . . . . . . . . . . .   1,410,349                  -
  Engineering and geological costs  . . . . . . . . . . . . . . . .      88,665                 84,163
  Depletion, depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . .   1,346,247                632,939
  General and administrative expenses . . . . . . . . . . . . . . .     665,900                536,885
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .   1,129,996                139,805
  Loss on partnership dissolution   . . . . . . . . . . . . . . . .       -                    203,000
                                                                     ----------             ----------
                                                                      5,904,244              2,138,829
                                                                     ----------             ----------
  Loss before provision for income
    tax and extraordinary item  . . . . . . . . . . . . . . . . . .    (420,514)              (493,834)

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .       -                      -
                                                                     ----------             ----------
Loss before extraordinary item  . . . . . . . . . . . . . . . . . .    (420,514)              (493,834)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of
    debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                   (122,193)
                                                                     ----------             ----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (420,514)              (616,027)

Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .    (335,242)               (70,000)
Accretion on redeemable preferred
  stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (80,986)                 -
                                                                     ----------             ----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (836,742)            $ (686,027)
                                                                     ==========             ==========

NET LOSS PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . .  $    (0.12)            $    (0.10)
                                                                     ==========             ==========

NET LOSS PER COMMON SHARE
  AFTER EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . .  $    (0.12)            $    (0.12)
                                                                     ==========             ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)



                                       Common Stock         Preferred Stock
                                  ---------------------     ---------------    Additional
                                                                                 Paid-in        Accumulated
                                    Shares      Amount      Shares   Amount      Capital          Deficit
                                  ---------    --------     ------   ------    -----------     -------------

Balance, December 31, 1994. . . . 7,192,837    $719,284     67,500    $675     $29,827,989    $(15,194,551)

Issuance of common stock. . . . .    50,000       5,000        -        -          151,250             -

Issuance of common stock and
  warrants pursuant to
  Preferred Stock dividends . . .     8,339         834        -        -           74,625             -

Preferred stock dividends . . . .       -           -          -        -         (335,242)            -

Accretion on Redeemable
  Series D Preferred Stock. . . .       -           -          -        -          (80,986)            -

Net loss for the three
  months ended March 31, 1995 . .       -           -          -        -              -          (420,514)
                                  ---------     -------     ------     ---      ----------     -----------


Balance, March 31, 1995 . . . . . 7,251,176    $725,118     67,500    $675     $29,637,636    $(15,615,065)
                                  =========    ========     ======    ====     ===========    ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                            1995                 1994
                                                                         ----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (420,514)         $  (616,027)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depletion, depreciation and
        amortization  . . . . . . . . . . . . . . . . . . . . . . . . .   1,346,247              632,939
      Amortization of deferred charges  . . . . . . . . . . . . . . . .     117,441                -
      Gain on sale of property and
           equipment  . . . . . . . . . . . . . . . . . . . . . . . . .       -                   (6,348)
  Engineering and geological costs  . . . . . . . . . . . . . . . . . .      88,665               84,163
  Loss on partnership dissolution . . . . . . . . . . . . . . . . . . .       -                  203,000
  Loss on early extinguishment of debt  . . . . . . . . . . . . . . . .       -                  122,193
                                                                         ----------          -----------
                                                                          1,131,839              419,920
  Changes in working capital, net
    of effects of non-cash transactions . . . . . . . . . . . . . . . .    (187,421)            (764,956)
                                                                         ----------          -----------
  Net cash provided by (used in)
    operating activities  . . . . . . . . . . . . . . . . . . . . . . .     944,418             (345,036)
                                                                         ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs  . . . . . . . . . . . . . . . . . .     (88,665)             (84,163)
  Proceeds from sale of property and
    equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                    6,348
  Additions to property and equipment . . . . . . . . . . . . . . . . .     (18,341)          (1,103,119)
                                                                         ----------          -----------
  Net cash (used in)
    investing activities  . . . . . . . . . . . . . . . . . . . . . . .    (107,006)          (1,180,934)
                                                                         ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . .       -                3,883,681
  Repayment of production note  . . . . . . . . . . . . . . . . . . . .       -               (3,577,873)
  Decrease in other liabilities . . . . . . . . . . . . . . . . . . . .      (8,166)            (276,957)
  Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . .     (70,000)               -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,147)            (79,273)
                                                                          ----------         -----------
  Net cash used in financing
    activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (83,313)             (50,422)
                                                                         ----------          -----------

  Net increase (decrease) in cash   . . . . . . . . . . . . . . . . . .     754,099           (1,576,392)
  Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .     899,198            2,161,512
                                                                         ----------          -----------

  Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $1,653,297          $   585,120
                                                                         ==========          ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     HarCor Energy, Inc. (the "Company") made interest payments of $969,000 and $146,000 during the three months ended March 31, 1995 and 1994, respectively.

     The Company made state income, franchise and miscellaneous tax payments of $42,000 and $12,000, which are included in general and administrative costs and expenses, during the three months ended March 31, 1995 and 1994, respectively.


         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - THREE MONTHS ENDED MARCH 31, 1995

         During the three months ended March 31, 1995, the Company paid "in-kind" dividends on its Series D Redeemable Preferred Stock consisting of $235,000 in newly-issued Series D Preferred Stock and issued detachable warrants to purchase shares of common stock which were valued at $45,000. The Company also paid dividends on its Convertible Series E Preferred Stock consisting of $30,000 in newly-issued unregistered shares of the Company's common stock. In addition, the Company incurred an accretion charge of $81,000 on its Series D Preferred Stock during the period.

         Pursuant to the terms of its bridge loan facility, the Company issued to its secured lender 50,000 shares of its common stock which was valued at $156,000 and recorded to deferred financing costs.

         At March 31, 1995, the Company had accrued capital costs of $365,000 and deferred financing costs and prepaid expenses aggregating $251,000.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- - - THREE MONTHS ENDED MARCH 31, 1994

         In connection with the dissolution of the South Texas Limited Partnership in March 1994 and related property conveyance, the Company wrote-off $203,000 of its costs basis of the partnership, and expensed $122,000 reflecting a write-off of deferred financing costs resulting from the early extinguishment of debt.

         During the three months ended March 31, 1994, the Company declared dividends totaling $70,000 on its Series A, B and C Convertible Preferred Stock, which were accrued and unpaid.



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995



(1) Summary of Significant Accounting Policies

         Principles of Consolidation -

         The accompanying consolidated financial statements for the three months ended March 31, 1994 include the accounts and results of HarCor Energy, Inc. ("HarCor"), its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI"); HarCor's 37.875% general partner share of the assets, liabilities, revenues and costs and expenses of South Texas Limited Partnership ("STLP"); and HarCor's share of assets, revenues and costs and expenses of oil and gas interests acquired from the TCW Commingled Debt and Royalty Fund I ("Royalty Interests") for March 1994.

         The accompanying consolidated financial statements for the three months ended March 31, 1995 include the accounts and results of HarCor, Warrior and HTACI; HarCor's 37.875% share of the assets, liabilities, revenues and costs and expenses of STLP or, after STLP's dissolution in March 1994, HarCor's direct working interests in the STLP properties ("South Texas Properties"); HarCor's share of the Royalty Interests; and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties"); (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that it has made adequate disclosures so that the information presented herein is not misleading.

         A summary of the Company's significant accounting policies is included in the consolidated financial statements and notes thereto, contained in its Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K"). The unaudited consolidated financial data presented herein should be read in conjunction with the 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1995 and 1994.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         New accounting standard -

         The Company intends to adopt during 1995 Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121")). SFAS 121 will require the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field by field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized. The Company is currently evaluating what impact, if any, SFAS 121 may have.

         Net loss per common share -

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 7,226,000 and 5,737,000 for the three-month periods ended March 31, 1995 and 1994, respectively.

         Prior year reclassification -

         Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) Acquisition of Bakersfield Properties

         On June 30, 1994, the Company acquired a 75% interest in substantially all of the oil and gas properties, a natural gas processing plant and gathering lines owned by Bakersfield Energy Resources, Inc. and its affiliates ("BER"). Also acquired was a 75% interest in a 23 MMcf per day gas processing plant and associated gathering lines. BER has remained the operator of the properties and plant acquired by the Company.

         The purchase price for such interests was approximately $46,000,000, consisting of $42,000,000 in cash plus equity securities of the Company. The assets acquired in this transaction were accounted for by the purchase method of accounting.

         The following table presents the unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 1994, assuming the acquisition of the Bakersfield Properties and the related financings had occurred at January 1, 1994 (amounts are in thousands except per share data):

         Total revenues . . . . . . . . . . . . . . . . . .  $4,920
                                                             ======

         Net loss attributable to common stockholders . . .  $ (222)
                                                             ======

         Net loss per common share  . . . . . . . . . . . .   (0.04)
                                                             ======


(3) Subordinated Bridge Loan

         In connection with the acquisition of the Bakersfield Properties, the Company obtained from ING Capital Corporation ("ING Capital") a $5,000,000 bridge loan facility (the "Bridge Loan"). The Bridge Loan matures on July 1, 1995. Outstanding advances under the Bridge Loan bear interest at a floating rate, at the Company's option, of prime plus 3.5% or LIBOR plus 5.5% per annum effective January 31, 1995.

         The Company is currently in discussions with ING Capital to refinance the Bridge Loan. In the event the Company is unable to refinance or extend the Bridge Loan with ING Capital, it will pursue other financing alternatives in order to meet this obligation. Based on current projected cash flows and absent any financing alternatives, the Company would have a shortfall of approximately $1,300,000 to $1,600,000 with respect to its ability to repay the Bridge Loan on July 1, 1995. However, the Company has arranged for the sale, if needed, of a portion of the Bakersfield Properties for $3,000,000 to provide the needed cash for this obligation. (See Note 4, and "Liquidity and Capital Resources" and "Current Outlook - Financing Contingencies" included in Item 2 herein.)


(4) Commitments and Contingencies

         Crude oil and natural gas hedge arrangements -

         The Company has a contract with an affiliate of ING Capital to hedge 8,000 barrels of oil per month from February 1994 to August 1996 which provides for a "ceiling" price of $18.75 per barrel and a "floor" price of $15.80 per barrel. Pursuant to such contract, if the NYMEX price of light, sweet crude oil is lower than $15.80, then the Company is paid the difference between the NYMEX price and $15.80 for each barrel hedged; and, if the NYMEX price is higher than $18.75, then the Company pays the difference between the NYMEX price and $18.75 for each barrel hedged.

         The Company has entered into another contract with the referenced ING affiliate to hedge (i) 300 barrels of oil per day from May 1995 to April 1996 and (ii) 250 barrels per day from May

1996 to April 1997. The hedge provides for a fixed price of $18.505 per barrel. Gains or losses under the above agreements are recorded in oil revenues in periods in which the hedged production occurs and such agreements are settled on a monthly basis.

         The Company has a gas sales contract with Washington Energy Marketing, Inc. ("WEM"), a subsidiary of Cabot Oil and Gas Corporation, under which the Company receives approximately $1.80 per MMBtu at the wellhead for all of its gas produced up to an agreed level of production in each field of the South Texas Properties (up to a maximum of approximately 3,031 MMBtu per day, net to the Company's interest, in the aggregate for all such fields in 1995) through October 1995. The gas sales contract was amended in September 1993 to provide a "floor" price of $2.05 per MMBtu for certain volumes from January 1995 through December 1995.

         Beginning in 1995, Cabot has not paid the $1.80 per MMBtu price for volumes of gas delivered pursuant to the gas sales contract, but rather has paid the spot market price for such gas because Cabot claims that, as a result of the dissolution of STLP, the gas sales contract was cancelled effective December 31, 1994. In March 1995, the Company filed a lawsuit against Cabot to enforce the terms of the gas sales contract because the Company believes that such contract was assigned to the Company as part of the dissolution of STLP and, therefore, is still in effect. Although the Company believes that it will recover the amounts owed by Cabot and the court will enforce the terms of the gas sales contract, the Company cannot predict the outcome of such lawsuit.

         Pursuant to the terms of its credit facility, the Company entered into a hedging contract covering 75% of its projected proved developed producing oil production from the Bakersfield Properties until June 30, 1997 at a reference price of $17.25 per barrel. Pursuant to such hedge contract, the Company pays half of the difference between $17.25 and the index price (the NYMEX price for light, sweet crude oil) if the index price is higher than $17.25; and the Company receives the difference between $17.25 and the index price if the index price is lower than $17.25, as determined on a monthly basis. The Company entered into a gas sales contract covering the gas production from the Bakersfield Properties pursuant to which the Company will receive (i) $1.985 per MMBtu for the delivery of 3,750 MMBtu of gas per day from October 1, 1994 to September 30, 1995; (ii) $2.0297 per MMBtu for the delivery of 3,000 MMBtu of gas per day from October 1, 1995 to September 30, 1996 and (iii) $2.0753 per MMBtu for the delivery of 2,500 MMBtu of gas per day from October 1, 1996 to September 30, 1997.

         The Company also entered into a firm gas sales contract for 3,750 MMBtu/day delivered into the SoCal Pipeline System. The term of the contract is one year, commencing December 1, 1994 and ending November 30, 1995. The composite average price received by the Company for the gas sold is $1.81/MMBtu.

         Sale of Royalty Interest -

         In the event that the Company is not successful in refinancing the Bridge Loan with ING Capital by the July 1, 1995 maturity date, the Company has a firm option to sell to Bakersfield Energy, the operator of the Bakersfield Properties, a 4-1/2% royalty interest with special provisions on a portion of its production from certain of those properties for a sale price of $3,000,000.

         The sale would be effective January 1, 1995, but royalty payments attributable to the 4-1/2% royalty sold would accumulate for the period January 1, 1995 through June 30, 1998, with payments beginning on July 1, 1998.

         The Company currently has an executed letter agreement with Bakersfield Energy (whose Chairman of the Board and Chief Executive Officer is also a director of the Company) to effect this transaction, but the Company has the sole option to cancel such agreement. Any sale would be contingent upon a mutually acceptable purchase and sale or exchange agreement.


(5) Stockholders' Equity

         Common stock -

         As a further condition to the Bridge Loan, the Company has issued to ING Capital an aggregate of 75,000 shares of its common stock through May 2, 1995 (50,000 shares through March 31, 1995) and must issue an additional 25,000 shares on the second day of each second month thereafter until the repayment of the Bridge Loan. The Company recorded $156,000 of deferred financing costs at March 31, 1995 as a result of the issuance of the 50,000 shares through that date which will be amortized over future periods.

         In April 1995, holders of 2,500 shares of Series B Preferred Stock converted these shares into 64,100 common shares of the Company.

         Preferred stock dividends -

         The Company has paid dividends on preferred stocks for the three months ended March 31, 1995 and 1994 as follows:

                                       Three Months Ended March 31,
                                       ----------------------------
   Preferred Stock                         1995          1994
   ---------------                       --------      -------
   8% Convertible (Series A, B, C) . . . $ 70,000      $70,000
   9% Redeemable (Series D). . . . . . .  235,242          -
   4% Convertible (Series E) . . . . . .   30,000          -
                                         --------      -------
                                         $335,242      $70,000
                                         ========      =======


         Dividends on 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods indicated.

         Dividends on 9% Series D were paid, at the option of the Company, in additional shares of Series D Redeemable Preferred Stock which included detachable warrants to purchase 49,413 shares of the Company's common stock at $4.72 per share.

         Dividends on 4% Series E were paid, at the option of the Company, in 8,339 shares of common stock of the Company in lieu of cash.


         Warrant exchanges -

         The Company and BER entered into an agreement in May 1995 pursuant to which BER will exchange its warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and will ascribe the same value to the common stock to be issued in this exchange. The Company's total primary common shares outstanding has increased to 7,522,776 shares effective with this transaction.

         In May 1995, the Company and the holders of the Series D Preferred Stock (the "Series D Holders") were in negotiations on an agreement pursuant to which the Series D Holders would exchange their warrants to purchase shares of common stock for unregistered common stock of the Company.

         The Series D Holders currently have warrants to purchase 2,458,476 shares of common stock at an exercise price of $4.72 per share (after Series D Preferred Stock dividends and certain adjustments). If the Company has not completed a public offering of its equity securities with net proceeds of at least $17,500,000 by July 1, 1995, the exercise price of the warrants decreases to 78.95% of the exercise price ($3.73 based on the initial exercise price) and the number of shares of common stock purchasable with the warrant will be adjusted to approximately 3,114,000 shares. The Company does not anticipate completing a public offering of its equity securities by July 1, 1995 nor in the currently foreseeable future.

         Pursuant to the terms currently contemplated in the agreement, the Series D Holders would exchange all of their warrants for 1,100,000 unregistered common shares of common stock of the Company. This exchange would be subject to certain conditions including the Company's redemption of the Series D Preferred Stock at par prior to September 30, 1995; certain appreciation rights to the Series D Holders over a two-year period following the exchange in the event of a sale of the Company or its assets; recapitalization or restructuring of the Company's debt acceptable to the Series D Holders; and certain registration rights to the Series D Holders.
This agreement is subject to the execution of a definitive agreement by and between the Company and the Series D Holders. There can be no assurances that the Company and the Series D Holders will enter into such a definitive agreement. In the event that the Company and the Series D Holders enter into such a definitive agreement, there can be no assurances that the conditions precedent necessary to effect the warrant exchange will be successfully fulfilled.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         All dollar amounts referenced in this Item 2. have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED MARCH 31, 1995 AND 1994

         ACQUISITION - Included in results of operations for the three months ended March 31, 1995 are the results of operations from the Bakersfield Properties, which were acquired on June 30, 1994.

         REVENUES - The Company's total revenues increased $3,839,000 (233%) from $1,645,000 in first quarter 1994 to $5,484,000 in the current period.

         The Company's oil and gas revenues increased $2,047,000 (125%) from $1,636,000 in the first three months of 1994 to $3,683,000 in the current period. Oil revenues increased $1,133,000 (170%) from $668,000 in first quarter 1994 to $1,801,000 in the current period due to higher oil production. The Company's oil production increased 64,500 barrels (137%) from 47,000 barrels in the first three months of 1994 to 111,500 barrels in the current period. The increased production was primarily a result of the acquisition of the Bakersfield Properties, which contributed 72,000 barrels during the first three months of 1995. The Company's Permian Basin Properties increased 3,000 barrels in the current period due to the Company's acquisition of additional minor oil and gas interests in that area in late 1994. Oil production from the Company's South Texas and other properties declined approximately 10,500 barrels in the aggregate due to normal production declines. The average price received for oil was $16.15 per barrel during first quarter 1995 compared to $14.20 per barrel for the same period in 1994.

         The Company's gas revenues increased $915,000 (95%) from $968,000 in the first three months of 1994 to $1,883,000 in the current period also due to increased production. Gas production increased 599,000 Mcf (107%) from 558,000 Mcf in first quarter 1994 to 1,157,000 Mcf in first quarter 1995. The Bakersfield Properties contributed an increase of 672,000 Mcf during the current period. Gas production from the Company's other properties decreased 129,000 Mcf in the aggregate during the current period due to normal production declines. Average prices received for gas were $1.62 per Mcf in first quarter 1995 as compared to $1.73 per Mcf in the first three months of 1994.

         During the first three months of 1995, the Company realized revenues of $1,785,000 from its share of the operations of the natural gas processing plant acquired as part of the Bakersfield Properties. These revenues consisted of $1,139,000 in the resale of natural gas purchased from third parties, $622,000 in the sale of processed natural gas liquids, including the sale of natural gas liquids extracted from the natural gas purchased from third parties and $24,000 in gas processing fees.

         The Company realized total interest and other income of $15,000 in the first quarter of 1995 as compared to $9,000 during the first three months of 1994.

         COSTS AND EXPENSES - Total costs and expenses increased $3,765,000 (176%) from $2,139,000 in first quarter 1994 to $5,904,000 in the current period.

         The Company's production costs increased $721,000 (133%) from $542,000 in the first three months of 1994 to $1,263,000 in the current period. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $632,000 of production costs incurred during the first three months of 1995. Production costs on the Company's South Texas and Permian properties increased $66,000 and $44,000 in the current quarter, respectively, due to developmental drilling and workover activities while production costs from the Company's other oil and gas properties decreased slightly.

         During the first quarter of 1995, the Company incurred operating costs of $1,410,000 associated with the natural gas processing plant acquired as part of the Bakersfield Properties. These costs included $958,000 from the purchase of natural gas for processing and resale and $452,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $89,000 and $84,000 during the three months ended March 31, 1995 and 1994, respectively.

         The Company's depletion, depreciation and amortization ("DD&A") expense increased $713,000 (113%) from $633,000 in first quarter 1994 to $1,346,000 in the first three months of 1995 as a result of increases in depreciable oil and gas assets due to substantial acquisition and development costs incurred in the Bakersfield Property acquisition. The DD&A rate per BOE for oil and gas reserves was $4.26 per barrel of oil equivalent ("BOE") in the current period as compared to $4.52 during first quarter 1994. Further affecting the increase in overall DD&A expense was depreciation expense relating to the natural gas processing plant acquired as part of the Bakersfield Properties in 1994.

         The Company's general and administrative expenses increased $129,000 (24%) from $537,000 in the first three months of 1994 to $666,000 in the current period due to the Company's recent expansion and increased activities.

         The Company's interest expense increased $990,000 from $140,000 in first quarter 1994 to $1,130,000 in the current quarter primarily as a result of the bank debt used to finance the acquisition of the Bakersfield Properties in June 1994. The Company's bank debt increased from $8,847,000 at March 31, 1994 to $39,400,000 during the current period, resulting in a significantly higher average debt balance during the current quarter. Also increasing interest expense in the current period was $117,000 in amortization of deferred financing costs resulting from the various financings effected in the Bakersfield Property acquisition.

         The Company recorded a charge of $203,000 in 1994 from a write-off of a portion of its interests in the South Texas Properties, which portion was conveyed to a third party pursuant to the terms of the dissolution of STLP. Also in connection with the dissolution of STLP, the Company incurred an extraordinary non-operating charge of $122,000 in 1994 resulting from the early extinguishment of debt in the refinancing of the South Texas Properties.

         Total dividends on preferred stock were $335,000 in the first three months of 1995, as compared to $70,000 in the first quarter of 1994. The increase in dividends was a result of the issuance of additional preferred stock as part of the financing for the acquisition of the Bakersfield Properties. Dividends in first quarter 1995 consisted of $70,000 in cash, $235,000 in Series D Preferred Stock and detachable warrants and $30,000 in common stock of the Company. The Company also incurred a non-cash charge of $81,000 attributable to accretion on its Series D Redeemable Preferred Stock in the current period. During the first quarter of 1994, $70,000 in dividends were declared and accrued.

         NET LOSS - The Company's net operating loss for first quarter 1995 was $421,000, while net loss attributable to common stockholders was $837,000 ($.12 per share) after preferred dividends and accretion on preferred stock. In first quarter 1994, the Company had a net loss of $616,000 after an extraordinary item of $122,000 and net loss to common shareholders of $686,000 ($.12 per share) after preferred dividends.

         LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL - The Company had a net working capital deficiency of $9,212,000 with a current ratio of 0.3:1 at March 31, 1995 as compared to a net working capital deficiency of $7,943,000 and a current ratio of 0.4:1 at December 31, 1994. Included in current liabilities at March 31, 1995 was $5,000,000 representing the Bridge Loan with ING Capital and $4,266,000 of current maturities of long-term debt related to its Credit Agreement due December 31, 1995. At December 31, 1994, current liabilities included the $5,000,000 Bridge Loan and $2,511,000 current maturities under the Credit Agreement. The Company anticipates refinancing the Bridge Loan before the mandatory due date of July 1, 1995 (see "Current Outlook - Financing Contingencies").

         OPERATING ACTIVITIES - Net cash provided by operating activities was $944,000 in first quarter 1995 as compared to $345,000 of cash used in operations during first quarter 1994.

         During the first three months of 1995, net cash flow was $1,132,000 after adjusting net loss from operations of $421,000 for the following non-cash items: DD&A ($1,346,000), engineering and geological ($89,000) and amortization of deferred charges ($117,000). In the first quarter 1994, cash flow from operations after non-cash adjustments was $420,000. The improvement in the current quarter is primarily a result of substantially increased oil and gas revenues resulting from the Bakersfield Property acquisition in June 1994. Revenues from these properties were further enhanced in the current period as a result of developmental drilling activities subsequent to their acquisition. Cash flow from operating activities for the first quarter 1995 was also impacted by decreases in other working capital of $187,000.

         INVESTING ACTIVITIES - Net cash used in investing activities was $107,000 during first quarter 1995 as compared to a net of $1,181,000 used in first quarter 1994. In the current period, the Company spent $18,000 in cash on developmental drilling and $89,000 in geological and engineering activities.

         In the first quarter of 1994, the Company realized $6,000 from the sale of non-producing assets and used $1,103,000 to fund development drilling and enhancement activities, primarily on the South Texas Properties. An additional $84,000 was spent on engineering and geological activities in the period.

         FINANCING ACTIVITIES - The Company used net proceeds of $83,000 in financing activities during first quarter 1995 as compared to $50,000 spent during the first quarter of 1994.

         During the current period, the Company paid $70,000 in cash dividends on preferred stock and $13,000 on miscellaneous financing activities. The Company elected to pay the dividends on the Series D Preferred Stock in shares of Series D Preferred Stock with detachable warrants to purchase common stock, and paid dividends on the Series E Preferred Stock in common stock during 1994. The aggregate amount of these non-cash dividends was $265,000.

         During first quarter 1994, the Company borrowed $3,884,000 on its long-term credit facility and repaid its production note of $3,578,000. The Company also spent $356,000 in that quarter on deferred financing and miscellaneous activities.

         Effective upon the closing of the acquisition of the Bakersfield Properties, the Company amended its credit facility with ING Capital in June 1994 to provide for a total commitment of $34,400,000. One-half of the commitment was funded by First Union (the "Amended Credit Agreement"). Outstanding advances under the Amended Credit Agreement bear interest at a floating rate of, at the Company's option, prime plus 1% or LIBOR plus 3% per annum. In addition, the Company must pay a commitment fee of 0.50% per annum on the unused portion of the commitment. The principal balance outstanding under the Amended Credit Agreement at March 31, 1995 is payable in 22 quarterly installments commencing December 31, 1995, with maturity at March 31, 2001. Pursuant to the terms of the

Amended Credit Agreement, the Company entered into contracts which limit the interest rate on the facility to a ceiling of no more than 8% per annum on $16,000,000, $14,000,000, $15,000,000 and $12,000,000 of the outstanding principal balance under such facility for 1995, 1996, 1997 and 1998, respectively.

         The Amended Credit Agreement also provides that no dividends may be paid on any of the Company's capital stock, nor may the Company redeem, purchase or acquire any such stock except that (i) cash dividends (not to exceed $350,000 in any year) may be paid on the Company's Series A, B, C, D and E Preferred Stock, (ii) the Company may redeem the Series D Preferred Stock in accordance with the terms thereof, (iii) the Company may pay stock dividends on the Series D Preferred Stock, (iv) the Company may repurchase certain of its warrants, and (v) the Company may redeem $2,500,000 (2,500 shares) of its Series D Preferred Stock and up to $3,300,000 of its Series E Preferred Stock with the proceeds in excess of $15,000,000 from a subsequent equity offering. The Amended Credit Agreement also provides that (i) general and administrative expenses may not exceed $1,900,000 for any fiscal year, excluding certain specified exceptions as may be approved by ING Capital at its reasonable discretion, (ii) that the Company meet certain requirements relating to its current ratio (not less than 1.1 to 1.0 excluding the $5,000,000 bridge loan facility), net worth (not less than $6,750,000 plus 75% of consolidated net income beginning with 1994 and 90% of any equity securities issued by the Company after June 30, 1994) and fixed charge coverage ratio (not less than 1.2 to 1.0), (iii) that the Company may not assume any additional indebtedness other than certain indebtedness to service contractors and certain indebtedness relating to hedging arrangements, and (iv) that an event of default will occur if for any reason Mark G. Harrington shall cease to act as the Chairman of the Board and Chief Executive Officer of the Company and shall not be replaced within 30 days by a successor that is acceptable to ING Capital or a change of control shall occur with respect to the Company. The Company believes it was in compliance with such covenants at March 31, 1995 with the exception of the current ratio covenant. The Company's current ratio (excluding the Bridge Loan and current portion of long-term debt as prescribed by the Amended Credit Agreement) was 1.0 to 1.0 at March 31, 1995; however, ING Capital had previously waived the working capital covenant requirements through March 31, 1995. The Company's obligations under the facility are secured by substantially all of the Company's oil and gas properties, including the South Texas Properties and the Bakersfield Properties.

         Additionally, the Company obtained from ING Capital a $5,000,000 bridge loan facility in connection with the acquisition of the Bakersfield Properties. Outstanding advances under the bridge loan facility bear interest at a floating rate of, at the Company's option, prime plus 3.5% or LIBOR plus 5.5% per annum from February 1, 1995 to July 1, 1995. The bridge loan facility contains substantially the same restrictive covenants as the Company's Amended Credit Agreement. The bridge loan facility must be prepaid under certain circumstances but in any event matures on

July 1, 1995, and any outstanding portion thereon must be repaid at that date. The Company anticipates refinancing the Bridge Loan before its maturity date, but there can be no assurances that it will be successful in doing so. (See "Current Outlook - Financing Contingencies".)

         In conjunction with the closing of the acquisition of the Bakersfield Properties, the Company sold 100,000 shares of its Series D Preferred Stock in a private placement at a purchase price of $100.00 per share for an aggregate face value of $10,000,000. In connection with the issuance of the Series D Preferred Stock and payment of subsequent Series D Preferred Stock dividends, the Company has issued to the holders thereof warrants to purchase 2,458,476 shares of common stock at an adjusted exercise price of $4.72 per share. The Series D Preferred Stock agreement contains material voting rights, restrictions and covenants. (See Note 9 of Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities for the three-month periods ended March 31, 1995 and 1994 have not had any material effect on the Company's liquidity or results of operations. (See Note 4 of Notes to Consolidated Financial Statements included herein.)

         CURRENT OUTLOOK

         The "Capital Expenditure Plans" section below summarizes management's most likely plans for exploitation and development of its oil and gas properties, primarily the Bakersfield Properties. The "Financing
Contingencies" section that follows summarizes potential limitations on the availability and use of capital to implement such capital expenditure plans.

         CAPITAL EXPENDITURE PLANS - The Company intends to use the cash flows from the Bakersfield Properties to fund its increased debt service and cash dividend obligations and to fund the future development costs of the Bakersfield Properties. The Company plans to exploit the undeveloped reserves of the Bakersfield Properties by drilling additional development wells and the initiation of a waterflood project in 1998. The Company expects that an additional 38 gross (28.5 net) development wells will be drilled on such properties in 1995, at an estimated cost of $14,600,000 ($10,900,000 net to the Company). The Company currently anticipates that total additional drilling necessary to develop the Bakersfield Properties after 1995 will result in approximately 123 gross (92.3 net) new wells. The projected total development costs for the proved reserves assigned to the Bakersfield Properties after 1995 are estimated at approximately $56,000,000 ($42,000,000 net to the Company) based on current drilling costs. No assurances can be given, however, that any of such wells will be drilled or that, if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company intends to continue participating in development drilling on the South Texas Properties as those opportunities arise and as resources are available. The Company is also involved in two small waterflood projects on its Permian Basin properties and plans to participate in a third waterflood project on such properties. It is anticipated that capital expenditures required for these developmental activities will be funded from operating cash flows.

         Exclusive of the Bridge Loan discussed further below, the Company believes its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its developmental drilling activities until the end of 1995, provided that (i) there are no further significant decreases in oil and gas prices beyond those experienced at the end of 1994, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by Bakersfield Energy in such area with respect to similar wells and (iv) Bakersfield Energy continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated. No assurance can be given, however, that the Company will not experience liquidity problems in the next year or on a long-term basis.

         In the event incremental cash flows from the Bakersfield Properties are not sufficient to fund both increased debt and cash dividend obligations and development costs, or results from developmental drilling are not as successful as anticipated, then the Company will either (i) curtail its developmental drilling activities or (ii) seek additional financing to assist in its developmental drilling activities.

         The Company has the option of (i) paying quarterly dividends on its Series D Redeemable Preferred Stock in shares of Series D Preferred Stock and warrants to purchase common stock and (ii) paying quarterly dividends on its Series E Preferred Stock in shares of the Company's common stock. This allows the Company to conserve cash, but does have a dilutive effect to the Company's existing common stock outstanding.

         FINANCING CONTINGENCIES - The Amended Credit Agreement includes restrictions including financial covenants. The Company believes it was in compliance with such covenants at March 31, 1995 with the exception of the current ratio covenant; however, ING Capital provided the Company with a waiver of this event of default at December 31, 1994 and any similar event of default through March 31, 1995. Management believes that, based on its projected operations for the remainder of 1995 and its plan to limit capital expenditures as necessary to manage its working capital levels, it will remain in compliance with this covenant through the remainder of the year.

         The Company's Bridge Loan with ING Capital matures on July 1, 1995, and any principal balance outstanding must be repaid at that date. Based on currently projected cash flows, the Company would have a shortfall of approximately $1,300,000 to $1,600,000 with respect to its ability to repay the Bridge Loan at that date. These projected cash flows do not contemplate any decrease in oil and gas prices or declines in estimated oil and gas production from existing properties during the second quarter of 1995. The Company is protected from price declines on a substantial portion of its production as a result of its hedging activities and has experienced no material adverse effects from prices during the first quarter of 1995.

         The Company is currently in discussions with ING Capital to refinance the Bridge Loan before the maturity date of July 1, 1995. The Company is optimistic about its ability to refinance the Bridge Loan due to a substantial increase in year-end proved reserves, which should have the effect of increasing the Company's borrowing base under its credit facility with ING Capital. ING Capital is currently in the process of evaluating the redetermination of the Company's borrowing base with respect to the credit facility, which will be completed by May 15, 1995. Management believes that the borrowing base will be redetermined with terms no less favorable than those currently in place. However, there can be no assurances that the Company will be successful in its attempts to refinance the Bridge Loan with ING Capital by its due date.

         The Company and ING Capital are also discussing extending the due date of the Bridge Loan for a period of time sufficient for the Company to refinance its existing debt through other financing sources.

         In the event that the Company is not successful in refinancing the Bridge Loan with ING Capital by the maturity date, the Company may sell to the operator of its Bakersfield Properties a 4-1/2% royalty interest on a portion of its future undeveloped production from certain of those properties for a sale price of $3,000,000. The Company currently has an executed letter agreement in place with Bakersfield Energy (whose Chairman of the Board and Chief Executive Officer is also a director of the Company) to effect this transaction, but the Company would have the sole option to cancel the sale in the event it is able to refinance the Bridge Loan or repay it with proceeds from an equity offering or other financing. The Company believes that the proceeds from this sale, if it is completed, combined with currently projected cash flows from operations would be sufficient to repay the Bridge Loan at July 1, 1995.

         Regardless of expected incremental cash flows from the Bakersfield Properties, initial results of its developmental drilling activities or the results of its efforts to refinance the Bridge Loan, the Company intends to seek additional financing or refinance its existing debt to retire a portion of the Redeemable Series D Preferred Stock and finance its drilling activities which are expected to resume in the third quarter of 1995. However, there can be no assurance that the Company will be successful in its endeavors to refinance its debt or raise sufficient capital to fully fund its planned developmental drilling activities. Furthermore, the Company's highly leveraged capital structure may limit the Company's ability to obtain outside capital on terms acceptable to the Company.

         The Company also intends to continue efforts to acquire additional interests in selected producing oil and gas properties if and when these opportunities become available. Any such acquisitions would require additional debt or equity financing, as the Company does not currently have sufficient financial resources to effect any additional material acquisitions. There can be no assurances that the Company will be successful in these endeavors.

                              HARCOR ENERGY, INC.

                          PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None
              Ex-27 - Financial Data Schedule

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HARCOR ENERGY, INC.
                                             Registrant




Date:  May 12, 1995                          /s/ Francis H. Roth
                                             -------------------------------
                                             Francis H. Roth
                                             President and Chief
                                             Operating Officer



Date:  May 12, 1995                          /s/ Gary S. Peck
                                             -------------------------------
                                             Gary S. Peck
                                             Vice President-Finance
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

 Exhibits

 Ex-27 -- Financial Data Schedule