Form 10-Q
period 1995-06-30
HARCOR ENERGY INC
filed 1995-08-14
CIK 315272

==================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ___________

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

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

         The number of shares of Registrant's Common Stock outstanding at August 11, 1995 was 8,631,207.

================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995
                      -----------------------------------


                                              Part I - Financial Information                              Page
                                              ------------------------------                              ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30,
   l995 (unaudited) and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   Consolidated Statements of Operations for the Three
   Months Ended June 30, 1995 and 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

   Consolidated Statements of Operations for the Six
   Months Ended June 30, 1995 and 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

   Consolidated  Statement of Stockholders' Equity
   for the Six Months Ended June 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   5

   Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1995 and 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .   6

   Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  22



                                               Part II - Other Information
                                               ---------------------------


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994
             -----------------------------------------------------
                                     ASSETS


                                                                   June 30,              December 31,
                                                                     1995                    1994
                                                                 -----------             -----------
CURRENT ASSETS:
  Cash and cash investments . . . . . . . . . . . . . . . . . .  $ 1,254,469             $   899,198
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .    1,978,223               3,707,433
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . .      297,758                 307,241
                                                                  ----------              ----------

  Total current assets  . . . . . . . . . . . . . . . . . . . .    3,530,450               4,913,872
                                                                  ----------              ----------
PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:

  Unproved oil and gas properties . . . . . . . . . . . . . . .    7,414,113               7,414,113
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . . . . . . . . . . . .   52,329,652              52,158,281
    Lease and well equipment  . . . . . . . . . . . . . . . . .   13,331,622              12,900,913
    Intangible development costs  . . . . . . . . . . . . . . .    5,521,039               4,745,579
  Furniture and equipment . . . . . . . . . . . . . . . . . . .      247,243                 231,354
                                                                  ----------              ----------

                                                                  78,843,669              77,450,240
  Less - accumulated depletion,
    depreciation and amortization . . . . . . . . . . . . . . .  (19,117,402)            (16,674,540)
                                                                  ----------              ----------

  Net property, plant and equipment . . . . . . . . . . . . . .   59,726,267              60,775,700
                                                                  ----------              ----------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    3,511,353               2,883,277
                                                                  ----------              ----------

                                                                 $66,768,070             $68,572,849
                                                                  ==========              ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994
             -----------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30,              December 31,
                                                                     1995                    1994
                                                                 -----------             -----------
CURRENT LIABILITIES:
  Current portion of long-term
    bank debt . . . . . . . . . . . . . . . . . . . . . . . . .  $     -                 $ 2,511,200
  Subordinated Bridge Loan  . . . . . . . . . . . . . . . . . .        -                   5,000,000
  Accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . . . . . .    4,066,980               5,345,967
                                                                  ----------              ----------

  Total current liabilities . . . . . . . . . . . . . . . . . .    4,066,980              12,857,167
                                                                  ----------              ----------

LONG-TERM BANK DEBT, net of current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . .   39,340,000              31,888,800
                                                                  ----------              ----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       54,723                  71,055
                                                                  ----------              ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIES D PREFERRED STOCK . . . . . . . . . . . . . .    8,949,022               8,402,430
                                                                  ----------              ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    65,000 and 67,500 shares out-
    standing at June 30, 1995 and
    December 31, 1994, respectively . . . . . . . . . . . . . .          650                     675
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    7,531,207 and 7,192,837
    shares outstanding at June 30,
    1995 and December 31, 1994,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .      753,121                 719,284
  Additional paid-in capital  . . . . . . . . . . . . . . . . .   29,365,709              29,827,989
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .  (15,762,135)            (15,194,551)
                                                                  ----------              ----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . .   14,357,345              15,353,397
                                                                  ----------              ----------

                                                                 $66,768,070             $68,572,849
                                                                  ==========              ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                     -------------------------------------

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                        1995                   1994
                                                                     -----------            ----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . .  $ 3,372,518            $1,639,762
  Gas plant operating and marketing
    revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,369,035                 -
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       14,085                 2,885
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,434                 6,755
                                                                     -----------            ----------
                                                                       4,761,072             1,649,402
                                                                     -----------            ----------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . .    1,263,559               488,470
  Gas plant operating and marketing
    costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      796,775                 -
  Dry hole, impairment and
    abandonment costs . . . . . . . . . . . . . . . . . . . . . . .        -                    10,480
  Engineering and geological costs  . . . . . . . . . . . . . . . .       93,351                36,937
  Depletion, depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . .    1,096,615               691,156
  General and administrative expenses . . . . . . . . . . . . . . .      550,148               449,478
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .    1,107,694               163,918
                                                                     -----------            ----------
                                                                       4,908,142             1,840,439
                                                                     -----------            ----------
  Loss before provision for income
    tax   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (147,070)             (191,037)

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        -                     -
                                                                     -----------            ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (147,070)             (191,037)

Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .     (335,600)              (70,000)
Accretion on Redeemable Preferred
  Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (84,005)                -
                                                                     -----------            ----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (566,675)           $ (261,037)
                                                                     ===========            ==========

NET LOSS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . .  $     (0.08)           $    (0.05)
                                                                     ===========            ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                     -------------------------------------

                                                                         Six Months Ended
                                                                             June 30,
                                                                 ----------------------------------
                                                                    1995                    1994
                                                                 -----------             ----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . .  $ 7,055,827             $3,275,816
  Gas plant operating and marketing
    revenues  . . . . . . . . . . . . . . . . . . . . . . . . .    3,154,341                  -
  Interest income . . . . . . . . . . . . . . . . . . . . . . .       20,918                  5,478
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,716                 13,103
                                                                 -----------             ----------
                                                                  10,244,802              3,294,397
                                                                 -----------             ----------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . .    2,522,927              1,030,508
  Gas plant operating and marketing
    costs . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,207,124                  -
  Dry hole, impairment and
    abandonment costs . . . . . . . . . . . . . . . . . . . . .        3,719                 10,480
  Engineering and geological costs  . . . . . . . . . . . . . .      182,016                121,100
  Depletion, depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . .    2,442,862              1,324,095
  General and administrative expenses . . . . . . . . . . . . .    1,216,048                986,363
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .    2,237,690                303,723
  Loss on partnership dissolution . . . . . . . . . . . . . . .        -                    203,000
                                                                 -----------             ----------
                                                                  10,812,386              3,979,269
                                                                 -----------             ----------
  Loss before provision for income
    taxes and extraordinary item  . . . . . . . . . . . . . . .     (567,584)              (684,872)

  Provision for income taxes  . . . . . . . . . . . . . . . . .        -                      -
                                                                 -----------             ----------
  Loss before extraordinary item  . . . . . . . . . . . . . . .     (567,584)              (684,872)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of
    debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                   (122,193)
                                                                 -----------             ----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .     (567,584)              (807,065)

Dividends on preferred stock  . . . . . . . . . . . . . . . . .     (670,842)              (140,000)
Accretion on Redeemable Preferred
  Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . .     (164,991)                  -
                                                                 -----------             ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  $(1,403,417)            $ (947,065)
                                                                 ===========             ==========
NET LOSS PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM   . . . . . . . . . . . . . . . . .  $     (0.19)            $    (0.14)
                                                                 ===========             ==========
NET LOSS PER COMMON SHARE
  AFTER EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . .  $     (0.19)            $    (0.16)
                                                                 ===========             ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)



                                       Common Stock         Preferred Stock
                                  ---------------------     ---------------    Additional
                                                                                 Paid-in        Accumulated
                                    Shares      Amount      Shares   Amount      Capital          Deficit
                                  ---------    --------     ------   ------    -----------     -------------
Balance, December 31, 1994. . . . 7,192,837    $719,284     67,500    $675     $29,827,989    $(15,194,551)

Conversion of Convertible
  Preferred Stock . . . . . . . .    64,100       6,410     (2,500)    (25)         (6,385)          -

Issuance of common stock
  pursuant to warrant exchange  .   182,500      18,250        -        -          (18,250)          -

Issuance of common stock. . . . .    75,000       7,500        -        -          245,625           -

Issuance of common stock and
  warrants pursuant to
  preferred stock dividends . . .    16,770       1,677        -        -          152,563           -

Preferred stock dividends . . . .       -           -          -        -         (670,842)          -

Accretion on Series D Preferred
  Stock . . . . . . . . . . . . .       -           -          -        -         (164,991)          -

Net loss for the six
  months ended June 30, 1995. . .       -           -          -        -            -            (567,584)
                                  ---------     -------     ------     ---      ----------     -----------

Balance, June 30, 1995. . . . . . 7,531,207    $753,121     65,000    $650     $29,365,709    $(15,762,135)
                                  =========     =======     ======     ===      ==========     ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                     -------------------------------------

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                               -------------------------------
                                                                                  1995                  1994
                                                                               ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (567,584)          $  (807,065)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depletion, depreciation and amortization  . . . . . . . . . . . . . . .   2,442,862             1,324,095
      Dry hole, impairment and abandonment
        costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,719                10,480
      Amortization of deferred charges  . . . . . . . . . . . . . . . . . . .     225,012                 -
      Gain on sale of property and equipment  . . . . . . . . . . . . . . . .       -                    (2,626)
Engineering and geological costs  . . . . . . . . . . . . . . . . . . . . . .     182,016               121,100
  Loss on partnership dissolution . . . . . . . . . . . . . . . . . . . . . .       -                   203,000
  Loss on early extinguishment of debt  . . . . . . . . . . . . . . . . . . .       -                   122,193
                                                                                ---------            ----------
                                                                                2,286,025               971,177
  Changes in working capital, net of effects
    of non-cash transactions  . . . . . . . . . . . . . . . . . . . . . . . .    (926,730)             (433,508)
                                                                                ---------            ----------
  Net cash provided by operating activities . . . . . . . . . . . . . . . . .   1,359,295               537,669
                                                                                ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs  . . . . . . . . . . . . . . . . . . . . .    (182,016)             (121,100)
  Proceeds from sale of property and equipment  . . . . . . . . . . . . . . .       -                     2,626
  Acquisitions of oil and gas properties  . . . . . . . . . . . . . . . . . .       -               (42,113,358)
  Other additions to property and equipment . . . . . . . . . . . . . . . . .    (515,201)           (1,127,505)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,719)              (10,480)
                                                                                ---------            ----------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . .    (700,936)          (43,369,817)
                                                                                ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge loan . . . . . . . . . . . . . . . . . . . . . . . . .       -                 5,000,000
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .       -                29,283,681
  Proceeds from issuance of Series D
    Preferred Stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                10,000,000
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . .       -                 3,353,467
  Repayment of bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . .     (60,000)           (3,577,873)
  Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .     (91,767)             (496,638)
  Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . . . . .    (135,000)              (70,000)
  Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . . .     (16,321)             (407,315)
                                                                                ---------            ----------
  Net cash provided by (used in) financing
    activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (303,088)           43,085,322
                                                                                ---------            ----------

  Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .     355,271               253,174
  Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .     899,198             2,161,512
                                                                                ---------            ----------

  Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,254,469           $ 2,414,686
                                                                                =========            ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                -----------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     HarCor Energy, Inc. (the "Company") made interest payments of $1,176,000 and $147,000 during the six months ended June 30, 1995 and 1994, respectively.


         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - SIX MONTHS ENDED JUNE 30, 1995

         During the six months ended June 30, 1995, the Company paid "in-kind" dividends on its Series D Preferred Stock consisting of $476,000 in newly-issued Series D Preferred Stock (4,759 shares). The Company also paid dividends on its Convertible Series E Preferred Stock consisting of 16,770 in newly-issued unregistered shares of the Company's common stock which were valued at $60,000. In addition, the Company incurred an accretion charge of $165,000 on its Series D Preferred Stock during the period. These dividend payments and accretion are not reflected in financing activities.

         Pursuant to the terms of its bridge loan facility, the Company issued to its secured lender 75,000 shares of its common stock, which was ascribed a value of $253,000 and recorded to deferred financing costs.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- SIX MONTHS ENDED JUNE 30, 1994

         In connection with the dissolution of the South Texas Limited Partnership in March 1994 and related property conveyance, the Company wrote off $203,000 of its cost basis of the partnership, and expensed $122,000 reflecting a write-off of deferred financing costs resulting from the early extinguishment of debt. The charges for the dissolution and debt extinguishment are not reflected in investing or financing activities.

         As of June 30, 1994, the Company had declared dividends totaling $140,000 on its Series A, B and C Convertible Preferred Stock, $70,000 of which were accrued and unpaid and not reflected in financing activities.

         In connection with the purchase of certain oil and gas assets, the Company issued to the sellers, as a portion of the consideration, 30,000 shares of its Series E Preferred Stock with a face value of $3,000,000, 25,000 shares of unregistered common stock with a value of approximately $81,000 and a warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share to which the Company ascribed a value of $850,000. The acquisition value of the assets acquired and corresponding additions to equity resulting from these transactions are not reflected in investing or financing activities.

         In connection with the amendment of the Company's credit agreement to partially finance the above acquisition, the Company issued to the financial institutions involved warrants to purchase 250,000 shares of the Company's common stock at $4.75 per share to which the Company ascribed a value of $230,000. The deferred financing cost and addition to equity resulting from this transaction are not reflected in financing activities.

         As of June 30, 1994, the Company had accrued but unpaid acquisition costs of $167,000 and financing costs of $670,000 in connection with the above referenced purchase of assets, $122,000 in developmental drilling costs and $163,000 in other deferred financing costs. The additions to property and equipment and deferred financing costs resulting from these transactions are not reflected in investing and financing activities.

         The above transactions resulted in non-cash net additions to property and equipment totaling $4,099,000 for the six months ended June 30, 1994.



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


(1) Summary of Significant Accounting Policies

         Principles of Consolidation -

         The accompanying consolidated financial statements for the six months ended June 30, 1994 include the accounts and results of HarCor Energy, Inc. ("HarCor"), its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI"); HarCor's 37.875% general partner share of the assets, liabilities, revenues and costs and expenses of South Texas Limited Partnership ("STLP") or, after STLP's dissolution in March 1994, HarCor's direct working interests in the STLP properties ("South Texas Properties"); and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties").

         The accompanying consolidated financial statements for the six months ended June 30, 1995 include the accounts and results of HarCor, Warrior and HTACI; HarCor's direct working interests in the South Texas Properties; and HarCor's interest in the Bakersfield Properties; (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

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

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the periods ended June 30, 1995 and 1994.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         New Accounting Standard-

         The Company intends to adopt during 1995 Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121")). SFAS 121 will require the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field-by-field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized. The Company is currently evaluating what impact, if any, SFAS 121 may have.

         Net Loss Per Common Share-

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 7,324,000 and 5,752,000 for the three months ended June 30, 1995 and 1994, respectively, and 7,275,000 and 5,744,000 for the six months ended June 30, 1995 and 1994, respectively.

         Prior Year Reclassification -

         Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) Acquisition of Bakersfield Properties

         On June 30, 1994, the Company acquired, for approximately $46 million, a 75% interest in substantially all of the oil and gas properties, a natural gas processing plant and gathering lines owned by Bakersfield Energy Resources, Inc. and its affiliates ("BER"). BER has remained the operator of the properties and plant acquired by the Company.

         The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1994, assuming the acquisition of the Bakersfield Properties and the related financings had occurred at January 1, 1994 (amounts are in thousands except per share data):

         Total revenues . . . . . . . . . . . . . . . . $ 9,643
                                                        =======
         Net loss attributable to common stockholders . $(1,097)
                                                        =======
         Net loss per common share  . . . . . . . . . . $ (0.15)
                                                        =======

(3) Subordinated Bridge Loan

         In connection with the acquisition of the Bakersfield Properties, the Company entered into a $5 million bridge loan facility (the "Bridge Loan") with Internationale Nederlanden (U.S.) Capital Corp. ("ING Capital"). Outstanding advances under the Bridge Loan bore interest at a floating rate of, at the Company's option, prime plus 2% or LIBOR plus 4% per annum until September 30, 1994 and escalating by (i) .75% per annum from October 1, 1994 through January 31, 1995 and (ii) 1.5% per annum at all times after January 31, 1995.

         As a further condition to the Bridge Loan, the Company was required to issue to ING Capital shares of its common stock on certain dates following January 1, 1995 if the Bridge Loan had not been paid by in full by that date. Pursuant to this requirement, the Company has issued 75,000 shares of its common stock to ING Capital as of June 30, 1995.

         In July 1995, the Company refinanced the Bridge Loan with proceeds from a long-term refinancing of its debt. (See Note 7.)


(4) Long-Term Debt

         Effective upon the closing of the acquisition of the Bakersfield Properties, the Company amended its credit facility with ING Capital (the "Amended Credit Agreement") to provide for a total commitment of $34.4 million. Outstanding advances under the Amended Credit Agreement bore interest at a floating rate of, at the Company's option, prime plus 1% or LIBOR plus 3% per annum. There was $34.3 million outstanding under this credit facility at June 30, 1995.

         In July 1995, the Company repaid the total $34.3 million outstanding under the Amended Credit Agreement with proceeds resulting from a long-term refinancing of its debt. Deferred financing costs of approximately $1.5 million will be charged to expense as an extraordinary item in the third quarter of 1995. (See Note 7.)


(5) Commitments and Contingencies -
    Risk Management and Hedging Activities

         The Company has a contract with an affiliate of ING Capital to hedge 8,000 barrels of oil per month from February 1994 to August 1996, which provides for a "ceiling" price of $18.75 per barrel and a "floor" price of $15.80 per barrel. Pursuant to such contract, if the NYMEX price of light, sweet crude oil is lower than $15.80, then the Company is paid the difference between the NYMEX price and $15.80 for each barrel hedged; and, if the NYMEX price is higher than $18.75, then the Company pays the difference between the NYMEX price and $18.75 for each barrel hedged.

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

         The Company has a gas sales contract with Washington Energy Marketing, Inc. ("WEM"), a subsidiary of Cabot Oil and Gas Corporation, under which the Company receives approximately $1.80 per one million British thermal units, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees fahrenheit ("MMBtu") at the wellhead for all of its gas produced up to an agreed level of production in each field of the South Texas Properties (up to a maximum of approximately 3,031 MMBtu per day, net to the Company's interest, in the aggregate for all such fields in 1995) through October 1995. The gas sales contract was amended in September 1993 to provide a "floor" price of $2.05 per MMBtu for certain volumes from January 1995 through December 1995.

         Beginning in January 1995, Cabot has not paid the $1.80 per MMBtu price for volumes of gas delivered pursuant to the gas sales contract, but rather has paid the spot market price for such gas because Cabot claims that, as a result of the dissolution of STLP, the gas sales contract was cancelled effective December 31, 1994. In March 1995, the Company filed a lawsuit against Cabot to enforce the terms of the gas sales contract because the Company believes that such contract was assigned to the Company as part of the dissolution of STLP and, therefore, is still in effect. Although the Company believes that it will recover the amounts owed by Cabot and the court will enforce the terms of the gas sales contract, the Company cannot predict the outcome of such lawsuit.

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

         The Company has entered into a firm gas sales contract for 3,750 MMBtu/day delivered into the SoCal Pipeline System. The term of the contract is one year, commencing December 1, 1994 and ending November 30, 1995. The composite average price received by the Company for the gas sold is $1.81/MMBtu. The Company also entered into a firm gas sales contract commencing December 1, 1995 and ending November 30, 1997 for the sale of 3,000 MMBtu per day at an effective price of $1.70 per MMBtu. In July of 1995, the Company entered into an additional contract commencing December 1, 1995 and ending June 1, 1997 for the sale of 3,000 MMBtu per day at a price per MMBtu of $.16 less than the NYMEX gas futures price for the applicable month. The term of this contract may be extended to November 30, 1997, at the option of the gas buyer.


(6) Stockholders' Equity

         Common Stock-

         As a condition to the Bridge Loan, the Company had issued to ING Capital an aggregate of 75,000 shares of its common stock through June 30, 1995, and the Company recorded $253,000 of deferred financing costs.

         In April 1995, holders of 2,500 shares of Series B Preferred Stock converted their shares into 64,100 common shares of the Company.

         Preferred Stock Dividends -

         The Company has paid dividends on preferred stocks for the six-month periods ended June 30, 1995 and 1994 as follows:

                                             Six Months Ended June 30,
                                             -------------------------
         Preferred Stock                        1995         1994
         ---------------                      --------     --------
         8% Convertible (Series A, B, C). . . $135,000     $140,000
         9% Redeemable Series D . . . . . . .  475,842         -
         4%/9% Convertible Series E . . . . .   60,000         -
                                              --------     --------

                                              $670,842     $140,000
                                              ========     ========


         Dividends on the 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods indicated.

         Dividends on the 9% Series D Preferred Stock were paid, at the option of the Company, in additional shares of Series D Preferred Stock which included detachable warrants to purchase 102,369 shares of the Company's common stock.

         In addition to the initial issuance of 2,305,263 detachable warrants to the holders of the Series D Preferred Stock ("Series D Holders") in June 1994 and the warrants issued pursuant to Series D dividends as described above, the Company has issued 1,017,034 detachable warrants related to certain dilution adjustments pursuant to the terms of the Series D Preferred Stock. These dilution adjustments also resulted in a decrease in the exercise price of all of the warrants issued to the Series D Holders from an initial exercise price of $4.75 per share to $3.67 per share of common stock effective June 30, 1995. The Series D Preferred Stock has subsequently been redeemed and the related warrants have been exchanged for common stock. (See Note 7.)

         Dividends on the Series E Preferred Stock were paid, at the option of the Company, in 16,770 shares of common stock of the Company in lieu of cash. The coupon rate on the Series E increases from 4% per annum to 9% per annum effective July 1, 1995.

         Warrant Exchanges -

         In May 1995, BER exchanged its warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and has ascribed the same value to the common stock issued in this exchange.

         In July 1995, in connection with a refinancing of the Company's debt (see Note 7), the Company and the Series D Holders entered into an agreement pursuant to which the Series D Holders exchanged their warrants to purchase shares of common stock for unregistered common stock of the Company. The Series D Holders had warrants to purchase 3,424,666 shares of common stock at an exercise price of $3.67 per share at the time of the exchange. Pursuant to the agreement, the Series D Holders exchanged all of their warrants for 1,100,000 unregistered common shares of common stock of the Company. This exchange agreement also contained certain conditions including certain appreciation rights to the Series D Holders effective during a two-year period following the exchange in the event of a sale of the Company or its assets and certain registration rights to the Series D Holders.


(7) Subsequent Event - Senior Secured Note Offering

         Sale of Units-

         On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 Units (the "Units") consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 (the "Notes") and 1,430,000 warrants to purchase an equal number of shares of common stock. Each Unit consists of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The Notes and warrants became separately transferrable immediately after July 24, 1995.

         Use of Proceeds -

         The net proceeds to the Company from the offering of Units was approximately $61.6 million after deducting discounts and estimated offering expenses payable by the Company. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING, (ii) redeem $10.9 million in outstanding shares of Series D Preferred Stock and (iii) acquire interests in certain oil and gas wells associated with the Bakersfield Properties (the "Carried Interests Wells") for $2.3 million. The Company intends to use the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of the year.

         Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING Capital, providing for a total credit facility of $15 million, $10 million of which is initially available. (See "New Credit Agreement," which follows.)

         The Notes -

         The Notes bear interest at the rate of 14-7/8% per annum. Interest accrues from the date of issue and will be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1996. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

                          Year                                           Percentage
                          ----                                           ----------
                          1999  . . . . . . . . . . . . . . . . . . . . . .  110%
                          2000  . . . . . . . . . . . . . . . . . . . . . .  107%
                          2001 and thereafter . . . . . . . . . . . . . . .  100%

         The Notes are issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries securing its bank debt.

         The Warrants-

         Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $3.85 per share. The warrants are exercisable at any time on or after July 24, 1996 and expire at the close of business on July 24, 2000. Holders of the warrants have certain demand and piggy-back rights to cause the Company to register the shares of common stock issuable thereunder.

Such shares of common stock collectively represent approximately 10% of the common stock of the Company on a fully diluted basis (after taking into account the conversion or exercise of all existing options, warrants and other convertible securities).

         Placement of Units-

         Subject to the terms of the Purchase Agreement dated July 17, 1995 (the "Purchase Agreement"), the Company sold the Units to BT Securities Corporation and Internationale Nederlanden (U.S.) Securities Corporation (the "Initial Purchasers"). As part of the compensation to the Initial Purchasers in connection with the offering of the Units, the Company issued to the Initial Purchasers (i) additional warrants to purchase 350,000 shares of common stock at an initial exercise price of $3.85 per share and (ii) warrants to purchase 150,000 shares of the Company's Series F Preferred Stock at an initial exercise price of $3.85 per share. Each share of Series F Preferred Stock is convertible into one share of common stock. The additional warrants issued as such compensation have substantially the same terms as the warrants.

         Equity Proceeds Offer and Redemption-

         In the event the Company completes an offering for the sale of $5 million or more of its equity securities on or prior to July 15, 1997 ("Equity Offering"), then following such Equity Offering, the Company must make an offer to purchase from all the holders of the Notes (on a date not later than the 90th day after the date of the consummation of such Equity Offering) at a purchase price equal to 110% of the aggregate principal amount of Notes to be repurchased, plus accrued and unpaid interest thereon, an aggregate principal amount of Notes equal to the lesser of (i) the maximum principal amount of Notes such that 60% of the aggregate principal amount of Notes originally issued remains outstanding after completion of the offer or (ii) the maximum principal amount of the Notes which could be purchased with 50% of the amount of net proceeds received or receivable by the Company from such Equity Offering.

         On or prior to July 15, 1997, the Company may, at its option, redeem Notes with the net proceeds remaining following an Equity Proceeds Offer at a price equal to 110% of their aggregate principal amount plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that at least 60% of the aggregate principal amount of Notes originally issued must remain outstanding after any such redemption.

         Excess Cash Flow Offer -

         In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness.

         New Credit Agreement -

         Concurrent with the closing of the Note Offering in July 1995, the Company repaid all borrowings under the Amended Credit Agreement and entered into a new credit agreement with ING Capital (the "New Credit Agreement").

         The New Credit Agreement provides that the Company initially may borrow up to $10 million on a revolving credit basis. The New Credit Agreement will convert to a term loan on January 31, 1996, with a set amortization schedule and will have a final maturity date of December 31, 1998.

         Availability under the New Credit Agreement is limited to a "borrowing base" amount. The borrowing base will be determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. Initially, the borrowing base is set at $10 million and ING Capital will have no obligation to increase the borrowing base above this amount. Availability under the New Credit Agreement will terminate on January 31, 1996, at which time amounts outstanding under the New Credit Agreement will convert to a term loan. Amounts advanced under the New Credit Agreement will bear interest at an adjusted Eurodollar rate plus 2.50%.

         The New Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things: (i) the maintenance of current assets equal to at least 100% of current liabilities, (ii) the maintenance of a minimum tangible net worth,
(iii) the incurrence of indebtedness (with exceptions for the Notes and the New Credit Agreement and certain other limited exceptions), (iv) dividends and similar payments (except dividends on Series A, B and C Preferred Stock of up to $30,000), (v) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets, (vi) the Company's ability to enter into hedging transactions, (vii) mergers or consolidations, (viii) investments outside the ordinary course of business and (ix) transactions with affiliates.

         All indebtedness of the Company under the New Credit Agreement is guaranteed by the Company's two subsidiaries and is secured by a first lien upon substantially all of the Company's oil and gas properties as well as by a pledge of all of the capital stock of the Company's subsidiaries and the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

         Pro Forma Financial Statements -

         The following unaudited pro forma financial statements are derived from the historical financial statements of HarCor Energy, Inc. set forth herein and are adjusted to reflect (i) the issuance of the Units and the application of a portion of the net proceeds to repay all indebtedness outstanding under the Amended Credit Agreement and the Bridge Loan and to redeem the Series D Preferred Stock, (ii) the acquisition of the Carried Interests Wells and (iii) the write-off of deferred financing costs as a result of the early extinguishment of debt and the recording of estimated transaction costs relating to the Units.

         The Unaudited Pro Forma Condensed Consolidated Balance Sheet reflects such adjustments as if such transactions had occurred at June 30, 1995 and the Unaudited Pro Forma Condensed Consolidated Statements of Operations reflect such adjustments as if such transactions had occurred on January 1, 1995. The unaudited pro forma financial statements should be read in conjunction with the notes thereto.

         The unaudited pro forma financial statements do not purport to be indicative of the financial position or results of operations that would actually have occurred if the transactions described had occurred as presented in such statements or which may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements due to normal crude oil and natural gas production declines, reductions in prices paid for crude oil and natural gas, future acquisitions and other factors. (Amounts are in thousands except per share data.)

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995

                                                                                          Pro Forma
                                                                                -----------------------------
                                                           Historical        Adjustments             Adjusted
                                                           ----------        -----------             --------
                  ASSETS
Current Assets  . . . . . . . . . . . . . . . . . . . . . $  3,530           $  8,976 (I)            $ 12,506
Property and equipment, net . . . . . . . . . . . . . . .   59,726              2,337 (A)              62,063
Other assets  . . . . . . . . . . . . . . . . . . . . . .    3,512              2,053 (B)               5,565
                                                          --------           --------                --------
  Total assets  . . . . . . . . . . . . . . . . . . . . . $ 66,768           $ 13,366                $ 80,134
                                                          ========           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities . . . . . . . . . . . . . . . . . . . $  4,067           $   -                   $  4,067
Long-term debt  . . . . . . . . . . . . . . . . . . . . .   39,340            (39,340)(C)                -
Senior Notes  . . . . . . . . . . . . . . . . . . . . . .     -                62,989 (D)              62,989
Other liabilities . . . . . . . . . . . . . . . . . . . .       55               -                         55
Series D Preferred Stock  . . . . . . . . . . . . . . . .    8,949             (8,949)(E)                -
Stockholders' Equity:
  Preferred stock . . . . . . . . . . . . . . . . . . . .        1               -                          1
  Common stock  . . . . . . . . . . . . . . . . . . . . .      753                110 (F)                 863
  Additional paid-in capital  . . . . . . . . . . . . . .   29,365                 83 (E,F)            29,448
  Accumulated deficit . . . . . . . . . . . . . . . . . .  (15,762)            (1,527)(B)             (17,289)
                                                          --------           --------                --------
    Total stockholders' equity  . . . . . . . . . . . . .   14,357             (1,334)                 13,023
                                                          --------           --------                --------
  Total liabilities and
    stockholders' equity  . . . . . . . . . . . . . . . . $ 66,768           $ 13,366                $ 80,134
                                                          ========           ========                ========





       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                                                     Pro Forma
                                                                   ------------------------------------------
                                                                          Adjustments
                                                                   ------------------------
                                                                      Carried        Note
                                                     Historical    Interests(G)    Offering         Adjusted
                                                     ----------    ------------    --------         --------
Total revenues  . . . . . . . . . . . . . . . . . .   $10,245        $1,281         $   -            $11,526
                                                      -------        ------         -------          -------
Costs and expenses:
  Operating and exploration costs . . . . . . . . .     4,916           194             -              5,110
  Depletion, depreciation and
    amortization  . . . . . . . . . . . . . . . . .     2,443           445             -              2,888
  General and administrative
    expenses  . . . . . . . . . . . . . . . . . . .     1,216           -               -              1,216
  Interest expense  . . . . . . . . . . . . . . . .     2,237           -             3,081(H)         5,318
                                                      -------        ------         -------          -------
    Total costs and expenses  . . . . . . . . . . .    10,812           639           3,081           14,532
                                                      -------        ------         -------          -------

  Loss from continuing operations . . . . . . . . .   $  (567)       $  642         $(3,081)         $(3,006)
                                                      =======        ======         =======          =======
  Loss applicable to common
    shareholders  . . . . . . . . . . . . . . . . .   $(1,403)                                       $(2,298)
                                                      =======                                        =======
Loss from continuing operations
  per share applicable to common
  shareholders  . . . . . . . . . . . . . . . . . .   $ (0.19)                                       $ (0.27)(F)
                                                      =======                                        =======

Primary shares outstanding  . . . . . . . . . . . .     7,275                                          8,631 (F)
                                                      =======                                        =======



    All amounts in the tables above are in thousands except per share data.

           See accompanying notes to pro forma financial statements.

         Pro forma adjustments to the Unaudited Pro Forma Condensed Consolidated Financial Statements included herein are as follows (dollar amounts are in thousands):

         (A)   Acquisition of the Carried Interests Wells.

         (B) Increase in deferred financing costs estimated at $3,580 associated with the issuance of the Units and the write-off of $1,527 of deferred financing costs resulting from the early extinguishment of the Amended Credit Agreement.

         (C) Repayment of outstanding borrowings under the Amended Credit Agreement and the Bridge Loan.

         (D) Issuance of the Notes in the principal face amount of $65,000 less an original issue discount of $352 and value ascribed to the warrants of $1,659.

         (E)   Redemption of $10,995 (face value) Series D Preferred Stock.
               The difference between the recorded value of $8,949 at June 30, 1995 and the face value represents the value ascribed to warrants issued to the Series D Holders which was being accreted to additional paid-in capital over the life of the Series D Preferred Stock. Accordingly, at redemption, the difference of $2,046 is recorded as a charge to additional paid-in capital. The adjustment also includes the value ascribed to all of the warrants issued in connection with the Note Offering in the amount of $2,239 as an increase to additional paid-in capital.

         (F) The pro forma earnings per share data reflect dividends on remaining preferred stock which increase loss applicable to common shareholders. The write-off of deferred financing costs and the charge to additional paid-in capital noted above have not been reflected in the earnings per share calculation. Outstanding stock options, warrants and convertible preferred shares were not included in the calculation as their effect was antidilutive. Primary shares outstanding reflects the impact of a transaction subsequent to June 30, 1995, whereby existing holders of warrants to purchase the Company's common shares exchanged those warrants for common shares. The pro forma increase in primary shares outstanding as a result of these transactions is 1,100,000.

         (G) Revenues and expenses resulting from the acquisition of the Carried Interests Wells.

         (H) Changes in interest expense associated with (i) the inclusion of $5,234 in interest, discount amortization and amortization of deferred financing costs associated with the Notes for the six months ended June 30, 1995, and (ii) the elimination of $2,153 in interest expense and deferred financing costs for the six months ended June 30, 1995, related to the Amended Credit Agreement and the Bridge Loan.

         (I) Pro forma net effects of these transactions on cash and cash equivalents in the Pro Forma Balance Sheet are as follows:

                     Issuance of the Units  . . . . . . . . . . . . . . . . . . . . . . .  $64,648
                     Estimated Transaction Costs  . . . . . . . . . . . . . . . . . . . .   (3,000)
                     Retirement of Amended Credit Agreement   . . . . . . . . . . . . . .  (34,340)
                     Retirement of Bridge Loan  . . . . . . . . . . . . . . . . . . . . .   (5,000)
                     Redemption of Series D Preferred Stock   . . . . . . . . . . . . . .  (10,995)
                     Purchase of Carried Interests Wells  . . . . . . . . . . . . . . . .   (2,337)
                                                                                           -------
                                                                                           $ 8,976
                                                                                           =======

         The Company intends to use the balance of the cash remaining from this offering to finance its pro rata share of the development of the Bakersfield Properties over the next six months. Projected results from this development are not included in these pro forma financial statements as the success or outcome of such development activities cannot be determined at this time. Further, no investment income on cash balances has been assumed.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------

         All dollar amounts referenced in this Item 2 have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED JUNE 30, 1995 AND 1994

         ACQUISITION - Included in results of operations for the second quarter of 1995 are the results of operations from the Bakersfield Properties, which were acquired on June 30, 1994.

         REVENUES - The Company's total revenues increased $3,112,000 (189%) from $1,649,000 in second quarter 1994 to $4,761,000 in the current period.

         The Company's oil and gas revenues increased $1,733,000 (106%) from $1,640,000 in the second quarter of 1994 to $3,373,000 in the current period. Oil revenues increased $1,002,000 (139%) from $722,000 in second quarter 1994 to $1,724,000 in the current period due to higher oil production. The Company's oil production increased 56,200 barrels (123%) from 45,800 barrels in the second quarter of 1994 to 102,000 barrels in the current period. The increased production was a result of the acquisition of the Bakersfield Properties, which produced 59,000 barrels during the second quarter of 1995. Oil production from the Company's other properties remained relatively unchanged in the aggregate between the periods. The average price received for oil was $16.91 per barrel during second quarter 1995 compared to $15.77 per barrel for the same period in 1994.

         The Company's gas revenues increased $731,000 (80%) from $917,000 in the second quarter of 1994 to $1,648,000 in the current period, despite a significant drop in gas prices, due to increased production. Gas production increased 661,000 thousand cubic fee ("Mcf") (161%) from 438,000 Mcf in second quarter 1994 to 1,099,000 Mcf in second quarter 1995. The Bakersfield Properties contributed an increase of 636,000 Mcf during the current period. Gas production from the Company's other properties increased slightly (25,000
Mcf) in the aggregate during the current period. Average prices received for gas were $1.50 per Mcf in second quarter 1995 as compared to $2.09 per Mcf in the second quarter of 1994, representing a decrease of $.59 per Mcf (28%).

         During the second quarter of 1995, the Company realized revenues of $1,369,000 from its share of the operations of the natural gas processing plant acquired as part of the Bakersfield Properties. These revenues consisted of $518,000 in the resale of natural gas purchased from third parties, $820,000 in the sale of processed natural gas liquids, including the sale of natural gas liquids extracted from the natural gas purchased from third parties and $31,000 in gas processing fees.

         COSTS AND EXPENSES - Total costs and expenses increased $3,068,000 (167%) from $1,840,000 in second quarter 1994 to $4,908,000 in the current period.

         The Company's production costs increased $775,000 (159%) from $488,000 in the second quarter of 1994 to $1,263,000 in the current period. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $686,000 of the production costs incurred during the second quarter of 1995. Production costs on the Company's other properties increased $89,000 in the aggregate during the current quarter.

         During the second quarter of 1995, the Company incurred costs of $797,000 resulting from the operations of a natural gas processing plant acquired with the Bakersfield Properties. These costs included $457,000 from the purchase of natural gas for processing and resale and $340,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $93,000 and $37,000 during the quarters ended June 30, 1995 and 1994, respectively. The increase in the current period was due to an increase in the number of oil and gas properties owned by the Company and activities related to their evaluation and management.

         The Company's depletion, depreciation and amortization ("DD&A") expense increased $405,000 (59%) from $691,000 in second quarter 1994 to $1,096,000 in the current quarter of 1995 as a result of a substantial increase in acquisition and development costs related to the Bakersfield Property acquisition. The DD&A rate for oil and gas reserves was $3.88 per barrel of oil equivalent ("BOE") in the current period as compared to $5.43 per BOE during second quarter 1994. Further affecting the increase in overall DD&A expense was depreciation expense of $80,000 relating to the natural gas processing plant acquired as part of the Bakersfield Properties.

         The Company's general and administrative expenses increased $69,000 (22%) from $450,000 in the second quarter of 1994 to $550,000 in the current period due to the Company's recent expansion and increased activities.

         The Company's interest expense increased $944,000 from $164,000 in second quarter 1994 to $1,108,000 in the current quarter as a result of the increased bank debt incurred in the financing of the Bakersfield Properties in June 1994. The Company's bank debt outstanding increased from $8,847,000 during the second quarter of 1994 to $39,340,000 during the current period as a result of that transaction. Also increasing interest expense in the current period was $108,000 in amortization of deferred financing costs resulting from the various financings effected in the Bakersfield Property acquisition.

         Total dividends on preferred stock were $336,000 in the second quarter of 1995 as compared to $70,000 in the second quarter of 1994. The increase in dividends was a result of the issuance of additional preferred stock as part of the financing for the acquisition of the Bakersfield Properties. Dividends in second quarter 1995 consisted of $65,000 in cash, $241,000 in Series D Preferred Stock and $30,000 in common stock of the Company. The Company also incurred a non-cash charge of $84,000 attributable to accretion on its Series D Preferred Stock in the current period.

         NET LOSS - The Company's net operating loss for second quarter 1995 was $147,000, while net loss attributable to common stockholders was $567,000 ($.08 per share) after preferred dividends and accretion on preferred stock. In second quarter 1994, the Company had a net loss of $191,000 after an extraordinary item of $122,000 and net loss to common shareholders of $261,000 ($.05 per share) after preferred dividends.

COMPARISON OF RESULTS FOR THE SIX MONTHS
  ENDED JUNE 30, 1995 AND 1994

         REVENUES - The Company's total revenues increased $6,951,000 (211%) from $3,294,000 in the first half of 1994 to $10,245,000 in the first half of 1995.

         The Company's oil and gas revenues increased $3,780,000 (115%) from $3,276,000 for the first half of 1994 to $7,056,000 for the first half of 1995. Oil revenues increased $2,134,000 (153%), due to an increase in oil production volumes of 120,600 barrels (130%), from 92,900 barrels in the first half of 1994 to 213,500 barrels in the current period. The increased production was a result of the acquisition of the Bakersfield Properties, which produced 130,800 barrels of oil during the first half of 1995. Oil production from the Company's other properties decreased 10,200 barrels (11%) in the aggregate due to normal production declines. The average price received for oil was $14.97 per barrel during the first six months of 1994 compared to $16.51 per barrel in the current period, representing an increase of $1.54 per barrel (10%).

         The Company's gas revenues increased $1,646,000 (87%) from $1,885,000 in the first half of 1994 to $3,531,000 in the current period due to increased production. Gas production increased 1,260,000 Mcf (126%) from 997,000 Mcf in first half 1994 to 2,257,000 Mcf in first half 1995. The Bakersfield Properties contributed 1,364,000 Mcf of the production increase during the current period. Gas production from the Company's other properties decreased 104,000 Mcf in the aggregate during the current period due to normal production declines. The average price received for gas was $1.56 per Mcf during the current period as compared to $1.89 per Mcf during the first six months of 1994, representing a decrease of $.33 per Mcf (17%).

         During the first half of 1995, the Company realized revenues of $3,154,000 from its share of the operations of the natural gas processing plant acquired as part of the Bakersfield Properties. These revenues consisted of $1,657,000 in the resale of natural gas purchased from third parties, $1,442,000 in the sale of processed natural gas liquids, including the sale of natural gas liquids extracted from the natural gas purchased from third parties, and $55,000 in gas processing fees.

         Interest and other income increased from $19,000 for the first half of 1994 to $35,000 in the first half of 1995 due principally to higher average cash balances during the current period.

         COSTS AND EXPENSES - Total costs and expenses increased $6,833,000 (172%) from $3,979,000 in 1994 to $10,812,000 in 1995.

         The Company's production costs increased $1,492,000 (145%) from $1,031,000 in the first half of 1994 to $2,523,000 in the first half of 1995. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $1,317,000 of production costs incurred in the first half of 1995. Production costs on the Company's other properties increased $175,000 in the aggregate during the current period.

         During the first half of 1995, the Company incurred costs of $2,207,000 resulting from the operations of a natural gas processing plant acquired with the acquisition of the Bakersfield Properties. These costs included $1,414,000 for the purchase of natural gas for processing and resale and $793,000 of direct operating expenses.

         The Company incurred incidental abandonment costs on older non-productive leases of $4,000 in the current period as compared to $10,000 during the first half of 1994. Engineering and geological expenses increased $61,000 (50%) from $121,000 in the first half of 1994 to $182,000 in the first half of 1995 due to an increase in the number of oil and gas properties owned by the Company and activities related to their evaluation and management.

         The Company's DD&A expense increased $1,119,000 (84%) from $1,324,000 in 1994 to $2,443,000 in 1995 as a result of the substantial increase in acquisition and development costs related to the Bakersfield Property acquisition. The DD&A rate for oil and gas reserves was $3.84 per BOE in the current period as compared to $5.11 during the first half of 1994. Further affecting the increase in overall DD&A expense was $155,000 in depreciation expense relating to the natural gas processing plant acquired as part of the Bakersfield Properties.

         The Company's general and administrative expenses increased $230,000 (23%) from $986,000 for the first half of 1994 to $1,216,000 in the first half of 1995. Increases in G&A were a result of the additional personnel and outside professional services resulting from the Company's increased acquisition and financing activities.

         The Company's interest expense increased $1,934,000 from $304,000 in the first half of 1994 to $2,238,000 in the first half of 1995 as a result of the increased bank debt resulting from the financing of the Bakersfield Properties in June 1994. Also increasing interest expense in the current period was $225,000 in amortization of deferred financing costs resulting from the various financings effected in the Bakersfield Property acquisition. In addition, interest rates were higher during the current period as compared to the first half of 1994.

         The Company recorded a charge of $203,000 in the first half of 1994 from a write-off of a portion of its interests in the South Texas Properties, which portion was conveyed to a third party pursuant to the terms of the dissolution of STLP. Also in connection with the dissolution of STLP, the Company incurred an extraordinary non- operating charge of $122,000 resulting from the early extinguishment of debt in the refinancing of the South Texas Properties.

         Dividends on preferred stock were $140,000 in the first six months of 1994 as compared to $671,000 in the first six months of 1995. The increase in dividends was a result of the issuance of additional preferred stock as part of the financing for the acquisition of the Bakersfield Properties. Dividends in the first half of 1995 consisted of $135,000 in cash, $476,000 in Series D Preferred Stock and $60,000 in common stock of the Company. The Company also incurred a non-cash charge of $165,000 attributable to accretion on its Series D Preferred Stock in the current period.

         NET LOSS - The Company's net operating loss for first half 1995 was $568,000, while net loss attributable to common stockholders was $1,403,000 ($.19 per share) after preferred dividends and accretion on preferred stock. In first half 1994, the Company had a net loss of $807,000 after an extraordinary item of $122,000 and net loss to common shareholders of $947,000 ($.16 per share) after preferred dividends.


         LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL - The Company had a net working capital deficiency of $537,000 with a current ratio of 0.9:1 at June 30, 1995 as compared to a net working capital deficiency of $7,943,000 and a current ratio of 0.4:1 at December 31, 1994. Included in current liabilities at June 30, 1995 was approximately $650,000 of accrued costs related to the Company's Note Offering, which were subsequently paid with proceeds from the Note Offering in July 1995. At December 31, 1994, current liabilities included the $5,000,000 Bridge Loan and $2,511,000 current maturities under the Amended Credit Agreement. All borrowings outstanding under the Bridge Loan and the Amended Credit Agreement were refinanced on a long-term basis in July 1995 with proceeds from the Note Offering.
         OPERATING ACTIVITIES - Net cash provided by operating activities was $1,359,000 during the first six months of 1995 as compared to $538,000 of cash used in operations during the first half of 1994.

         During the first half of 1995, net cash flow was $2,286,000 after adjusting net loss of $568,000 for the non-cash items consisting of DD&A ($2,443,000) and amortization of deferred charges ($225,000) and non-operating charges of $186,000 relating to engineering, geological and abandonment costs. Cash flow from operating activities for the first half of 1995 was also impacted by decreases in accounts receivable and prepaids of $1,900,000 and decreases in current liabilities of $2,827,000. In the first six months of 1994, cash flow from operations after non-cash adjustments was $971,000.

         The improvement in the current six-month period was primarily a result of substantially increased oil and gas revenues resulting from the Bakersfield Property acquisition in June 1994. Revenues from these properties were further enhanced subsequent to acquisition as a result of developmental drilling activities in the latter half of 1994. The Company expects further improvement in operating cash flows in future periods as a result of its planned drilling and development program. (See "CURRENT AND FUTURE OUTLOOK.")

         INVESTING ACTIVITIES - Net cash used in investing activities was $701,000 during the first half of 1995 as compared to a net of $43,370,000 in the first half of 1994. In the current period, the Company spent $515,000 on lease and well development work and $186,000 on engineering activities and abandonment costs.

         In the first six months of 1994, the Company used cash of approximately $42,113,000 in the purchase of the Bakersfield Properties. The Company also used approximately $1,128,000 to fund development drilling and enhancement activities, primarily on the South Texas Properties. An additional aggregate amount of $129,000 was spent on engineering and geological and other activities.

         FINANCING ACTIVITIES - The Company expended $303,000 on financing activities during the first six months of 1995 as compared to $43,085,000 realized from financing activities during the first six months of 1994.

         During the current period, the Company repaid $60,000 on its credit facility, paid $135,000 in cash dividends on preferred stock and $108,000 on other financing activities. The Company elected to pay the dividends on the Series D Preferred Stock in shares of Series D Preferred Stock with detachable warrants to purchase common stock, and paid dividends on the Series E Preferred Stock in common stock during 1994. The aggregate amount of these non-cash dividends was $536,000.

         LONG-TERM DEBT - At June 30, 1995, the Company's Amended Credit Agreement with ING Capital provided for a total commitment of $34.4 million. The Company had $34.3 million outstanding under this facility at June 30, 1995. Outstanding advances under the Amended Credit Agreement bore interest at a floating rate of, at the Company's option, prime plus 1% or LIBOR plus 3% per annum. The principal balance outstanding under the Amended Credit Agreement was payable in 22 quarterly installments commencing December 31, 1995, with maturity at March 31, 2001. Pursuant to the terms of the Amended Credit Agreement, the Company had entered into hedging contracts with respect to certain of its proved developed producing oil and gas production volumes attributable to the reserves from the Bakersfield Properties for up to five years and hedge contracts limiting the interest rate to a specified ceiling on portions of the outstanding loan balance through 1998.

         The Amended Credit Agreement also contained material covenants and restrictions regarding dividends, general and administrative expense limitations, financial ratios and changes in control. (See Note 8 of Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

         In July 1995, the Company repaid the total of $34.3 million outstanding under the Amended Credit Agreement with proceeds from the refinancing of its debt. (See "NOTE OFFERING," which follows.)

         BRIDGE LOAN - The Company had outstanding at June 30, 1995 a $5 million bridge loan facility obtained from ING Capital in connection with the acquisition of the Bakersfield Properties. Outstanding advances under the bridge loan facility bore interest at a floating rate of, at the Company's option, prime plus 3.5% or LIBOR plus 5.5% per annum from February 1, 1995 to July 1, 1995. The bridge loan facility contained substantially the same restrictive covenants as the Company's Amended Credit Agreement. The Company repaid the Bridge Loan in July 1995 with proceeds from the Note Offering.

         SERIES D PREFERRED STOCK - The Company had outstanding at June 30, 1995, 109,312 shares of its Series D Preferred Stock with an aggregate face value of $10.9 million. In connection with the issuance of the Series D Preferred Stock and payment of subsequent Series D Preferred Stock dividends and dilution adjustment warrants, the Company had issued to the Series D Holders warrants to purchase 3,424,666 shares of the Company's common stock at an adjusted exercise price of $3.67 per share. The Series D Preferred Stock agreement contained material voting rights, restrictions and covenants. (See
Note 9 of Notes to Consolidated Financial Statements contained in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

         In July 1995, the Company redeemed the total Series D Preferred Stock outstanding with proceeds from the Note Offering. The Company and the Series D Holders also effected an agreement whereby the Series D Holders exchanged their total 3,424,666 warrants for 1,100,000 unregistered common shares of common stock of the Company. This exchange agreement also contained certain conditions including certain appreciation rights to the Series D Holders over a two- year period following the exchange in the event of a sale of the Company or its assets and certain registration rights to the Series D Holders.

         SENIOR SECURED NOTE OFFERING - On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 Units (the "Units") consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 (the "Notes") and 1,430,000 warrants to purchase an equal number of shares of common stock. Each Unit consists of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The Notes and warrants became separately transferrable immediately after July 24, 1995.

         The net proceeds to the Company from the offering of Units was approximately $61.6 million after deducting discounts and estimated offering expenses payable by the Company. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING; (ii) redeem $10.9 million in outstanding shares of Series D Preferred Stock and (iii) acquire interests in the Carried Interests Wells for $2.3 million. The Company intends to use the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of the year.

         Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING, providing for a total credit facility of $15 million, $10 million of which is initially available. (See "NEW CREDIT AGREEMENT," which follows.)

         The Notes bear interest at the rate of 14-7/8% per annum. Interest accrues from the date of issue and will be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1996. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

             Year                                            Percentage
             ----                                            ----------
             1999  . . . . . . . . . . . . . . . . . . . . . .  110%
             2000  . . . . . . . . . . . . . . . . . . . . . .  107%
             2001 and thereafter . . . . . . . . . . . . . . .  100%

         The Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries securing the New Credit Agreement.

         In the event the Company completes an offering for the sale of $5 million or more of its equity securities on or prior to July 15, 1997 ("Equity Offering"), then following such Equity Offering, the Company must make an offer to purchase from all Holders (on a date not later than the 90th day after the date of the consummation of such Equity Offering) at a purchase price equal to 110% of the aggregate principal amount of Notes to be repurchased, plus accrued and unpaid interest thereon, an aggregate principal amount of Notes equal to the lesser of (i) the maximum principal amount of Notes such that 60% of the aggregate principal amount of Notes originally issued remains outstanding after completion of the offer or (ii) the maximum principal amount of the Notes which could be purchased with 50% of the amount of net proceeds received or receivable by the Company from such Equity Offering.

         On or prior to July 15, 1997, the Company may, at its option, redeem Notes with the net proceeds remaining following an Equity Proceeds Offer at a price equal to 110% of their aggregate principal amount plus accrued and unpaid interest thereon, if any, to the date of redemption; provided, however, that at least 60% of the aggregate principal amount of Notes originally issued must remain outstanding after any such redemption.

         In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. (See Note 7 of Notes to Consolidated Financial Statements contained in Item 1 herein.)

         NEW CREDIT AGREEMENT - Concurrent with the closing of the Note Offering in July 1995, the Company repaid all borrowings under the Amended Credit Agreement and entered into a new credit agreement with ING Capital (the "New Credit Agreement").

         The New Credit Agreement provides that the Company initially may borrow up to $10 million on a revolving credit basis. The New Credit Agreement will convert to a term loan on January 31, 1996, with a set amortization schedule and will have a final maturity date of December 31, 1998.

         Availability under the New Credit Agreement is limited to a "borrowing base" amount. The borrowing base will be determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. Initially, the borrowing base is set at $10 million and ING Capital will have no obligation to increase the borrowing base above this amount. Availability under the New Credit Agreement will terminate on January 31, 1996, at which time amounts outstanding under the New Credit Agreement will convert to a term loan. Amounts advanced under the New Credit Agreement will bear interest at an adjusted Eurodollar rate plus 2.50%.

         The New Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things: (i) the maintenance of current assets equal to at least 100% of current liabilities, (ii) the maintenance of a minimum tangible net worth,
(iii) the incurrence of indebtedness (with exceptions for the Notes and the New Credit Agreement and certain other limited exceptions), (iv) dividends and similar payments (except dividends on Series A, B and C Preferred

Stock of up to $30,000), (v) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets, (vi) the Company's ability to enter into hedging transactions, (vii) mergers or consolidations,
(viii) investments outside the ordinary course of business and (ix) transactions with affiliates.

         The New Credit Agreement contains customary default provisions, including, but not limited to, failure to pay principal, interest or other monetary obligations owed to the lender within two days after the due date; default in the performance of any covenant after the expiration of any applicable grace period; bankruptcy or insolvency; any material adverse change in the Company's individual or consolidated financial condition or business or operations; default on other indebtedness of the Company in excess of $250,000 and material misrepresentation by the Company. It will also be a default under the New Credit Agreement if any change of control occurs as defined.

         All indebtedness of the Company under the New Credit Agreement is guaranteed by the Company's two subsidiaries and is secured by a first lien upon substantially all of the Company's oil and gas properties as well as by a pledge of all of the capital stock of the Company's subsidiaries and the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities for the three- and six-month periods ended June 30, 1995 and 1994 have not had any material effect on the Company's liquidity or results of operations. (See Note 5 of Notes to Consolidated Financial Statements included herein.)


         CURRENT AND FUTURE OUTLOOK

         DEVELOPMENT DRILLING RESULTS - During the last six months of 1994, the Company drilled and completed 14 wells (10.5 net) on the Bakersfield Properties at a cost of approximately $4 million (net to the Company). The drilling of these wells resulted in a 45% increase in the Company's average daily oil production from 546 barrels per day during June 1994, the month immediately prior to the acquisition date, to a rate of approximately 792 barrels per day during January 1995. Similarly, during the same time period, the Company's natural gas production increased 22% from 7.2 MMcf per day to approximately 8.8 million cubic feet ("MMcf") per day. During the first quarter of 1995, the Company curtailed its capital expenditures and did not drill or complete any new wells. As a result, the Company's rate of production declined in accordance with engineering projections from 3,682 BOE per day in the fourth quarter of 1994 to 3,168 BOE per day in the second quarter of 1995. The curtailment occurred because the Company was capital constrained and, using proceeds and improved liquidity resulting from the recently completed Note Offering, the Company intends to resume its planned drilling activities for the balance of 1995.

The Company expects that an additional 38 gross (28.5 net) development wells will be drilled on such properties in 1995, at an estimated cost of $14.6 million ($10.9 million net to the Company).

         CAPITAL EXPENDITURES - The Company intends to spend approximately $53.0 million for capital expenditures to develop the proved reserves of the Bakersfield Properties, of which $10.9 million will be spent for the remainder of 1995, $12.4 million in 1996 and $29.7 million thereafter. An additional $3.0 million will be spent over the next several years for the development of the Company's other properties. The Company intends to fund 1995 capital expenditures out of a portion of the net proceeds provided by the recently completed Note Offering. The Company plans to fund further future capital expenditures from operating cash flows and borrowings under the New Credit Agreement.

         The Company currently anticipates that total additional drilling necessary to develop the Bakersfield Properties after 1995 will result in approximately 123 gross (92.3 net) new wells. The projected total development costs for the proved reserves assigned to the Bakersfield Properties after 1995 are estimated at approximately $56 million ($42 million net to the Company) based on current drilling costs. No assurances can be given, however, that any of such wells will be drilled, or that if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company intends to continue participating in development drilling on its South Texas Properties as those opportunities arise and as resources are available. The Company is also involved in two small waterflood projects on its Permian Basin properties and plans to participate in a third waterflood project on such properties. It is anticipated that capital expenditures required for these developmental activities will be funded from operating cash flows.

         The Company expects that the net proceeds from the sale of the Units, together with its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its developmental drilling activities for the foreseeable future, provided, that
(i) there are no further significant decreases in oil and gas prices beyond those experienced at the end of 1994, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such area with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

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

         The Company intends to continue efforts to acquire additional interests in selected producing oil and gas properties if and when these opportunities become available. Any such acquisitions would require additional debt or equity financing, as the Company does not currently have sufficient financial resources to effect any additional material acquisitions. There can be no assurances that the Company will be successful in these endeavors.

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


                                         HARCOR ENERGY, INC.
                                         Registrant




Date:  August 11, 1995                  /s/ Francis H. Roth
                                        -------------------------------
                                        Francis H. Roth
                                        President and Chief Operating
                                        Officer



Date:  August 11, 1995                  /s/ Gary S. Peck
                                        -------------------------------
                                        Gary S. Peck
                                        Vice President-Finance Chief
                                        Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   27                       Financial Data Schedule