Form 10-Q
period 1995-09-30
HARCOR ENERGY INC
filed 1995-11-14
CIK 315272

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

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

         The number of shares of Registrant's Common Stock outstanding at November 13, 1995 was 8,631,207.

================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                    ----------------------------------------

                                    Part I - Financial Information                                         Page
                                    ------------------------------                                         ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30,
   1995 (unaudited) and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   Consolidated Statements of Operations for the Three
   Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   3

   Consolidated Statements of Operations for the Nine
   Months Ended September 30, 1995 and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   4

   Consolidated  Statement of Stockholders' Equity
   for the Nine Months Ended September 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .   5

   Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1995 and 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .   6

   Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                               Part II - Other Information
                                               ---------------------------

Item 4.  Submission of Matters to a Vote of Securities
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 1995 (UNAUDITED)
                              AND DECEMBER 31, 1994
--------------------------------------------------------------------------------
                                     ASSETS

                                                                 September 30,           December 31,
                                                                     1995                    1994
                                                                 ------------            -----------
CURRENT ASSETS:
  Cash and cash investments . . . . . . . . . . . . . . . . . .  $ 8,350,733             $   899,198
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .    2,144,152               3,707,433
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . .      352,899                 307,241
                                                                 -----------             -----------
  Total current assets  . . . . . . . . . . . . . . . . . . . .   10,847,784               4,913,872
                                                                 -----------             -----------
PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:

  Unproved oil and gas properties . . . . . . . . . . . . . . .    7,414,113               7,414,113
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . . . . . . . . . . . .   52,412,538              52,158,281
    Lease and well equipment  . . . . . . . . . . . . . . . . .   14,889,912              12,900,913
    Intangible development costs  . . . . . . . . . . . . . . .   10,007,025               4,745,579
  Furniture and equipment . . . . . . . . . . . . . . . . . . .      253,178                 231,354
                                                                 -----------             -----------
                                                                  84,976,766              77,450,240
  Less - accumulated depletion,
    depreciation and amortization . . . . . . . . . . . . . . .  (21,051,127)            (16,674,540)
                                                                 -----------             -----------
  Net property, plant and equipment . . . . . . . . . . . . . .   63,925,639              60,775,700
                                                                 -----------             -----------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    4,963,404               2,883,277
                                                                 -----------             -----------
                                                                 $79,736,827             $68,572,849
                                                                 ===========             ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 1995 (UNAUDITED)
                              AND DECEMBER 31, 1994
--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,           December 31,
                                                                     1995                   1994
                                                                 ------------            -----------
CURRENT LIABILITIES:
  Current portion of long-term
    bank debt . . . . . . . . . . . . . . . . . . . . . . . . .  $     -                 $ 2,511,200
  Subordinated Bridge Loan  . . . . . . . . . . . . . . . . . .        -                   5,000,000
  Accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . . . . . .    6,465,367               5,345,967
                                                                 -----------             -----------
  Total current liabilities . . . . . . . . . . . . . . . . . .    6,465,367              12,857,167
                                                                 -----------             -----------
LONG-TERM BANK DEBT, net of current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              31,888,800
                                                                 -----------             -----------
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       46,557                  71,055
                                                                 -----------             -----------
14-7/8% SENIOR SECURED NOTES  . . . . . . . . . . . . . . . . .   63,038,062                   -
                                                                 -----------             -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIES D PREFERRED STOCK . . . . . . . . . . . . . .        -                   8,402,430
                                                                 -----------             -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    65,000 and 67,500 shares out-
    standing at September 30, 1995 and
    December 31, 1994, respectively . . . . . . . . . . . . . .          650                     675
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    8,631,207 and 7,192,837
    shares outstanding at September
    30, 1995 and December 31, 1994,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .      863,121                 719,284
  Additional paid-in capital  . . . . . . . . . . . . . . . . .   29,296,470              29,827,989
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .  (20,073,400)            (15,194,551)
                                                                 -----------             -----------
  Total stockholders' equity  . . . . . . . . . . . . . . . . .   10,086,841              15,353,397
                                                                 -----------             -----------
                                                                 $79,736,827             $68,572,849
                                                                 ===========             ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                             September 30,
                                                                     ---------------------------------
                                                                        1995                   1994
                                                                     -----------            ----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . .  $ 3,779,944            $3,500,554
  Gas plant operating and marketing
    revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,006,726               745,579
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       64,202                 5,717
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,313               204,878
                                                                     -----------            ----------
                                                                       4,874,185             4,456,728
                                                                     -----------            ----------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . .    1,281,165             1,275,452
  Gas plant operating and marketing
    costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      628,306               774,005
  Dry hole and abandonment costs  . . . . . . . . . . . . . . . . .        -                    59,912
  Engineering and geological costs  . . . . . . . . . . . . . . . .       55,497                45,600
  Depletion, depreciation,
    amortization and impairment . . . . . . . . . . . . . . . . . .    1,933,714             1,303,103
  General and administrative expenses . . . . . . . . . . . . . . .      741,401               534,693
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .    2,350,027               946,298
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306,907                 -
                                                                     -----------            ----------
                                                                       7,297,017             4,939,063
                                                                     -----------            ----------
  Loss before provision for income
    taxes and extraordinary items . . . . . . . . . . . . . . . . .   (2,422,832)             (482,335)

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .        -                     -
                                                                     -----------            ----------
Loss before extraordinary item  . . . . . . . . . . . . . . . . . .   (2,422,832)             (482,335)

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt  . . . . . . . . . . . . . . . . . . . . .   (1,888,433)                -
                                                                     -----------            ----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,311,265)             (482,335)

Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .     (195,918)             (325,000)
Accretion on Redeemable Preferred
  Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,981,821)              (77,300)
                                                                     -----------            ----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,489,004)           $ (884,635)
                                                                     ===========            ==========
NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . .  $     (0.55)           $    (0.12)
                                                                     ===========            ==========
NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . .  $     (0.78)           $    (0.12)
                                                                     ===========            ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     ---------------------------------
                                                                         1995                   1994
                                                                     -----------            -----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . .  $10,835,771            $ 6,776,370
  Gas plant operating and marketing
    revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,161,067                745,579
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       85,120                 11,195
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,029                217,981
                                                                     -----------            -----------
                                                                      15,118,987              7,751,125
                                                                     -----------            -----------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . .    3,807,066              2,305,960
  Gas plant operating and marketing costs . . . . . . . . . . . . .    2,832,456                774,005
  Dry hole and abandonment costs  . . . . . . . . . . . . . . . . .        3,719                 70,392
  Engineering and geological costs  . . . . . . . . . . . . . . . .      237,513                166,700
  Depletion, depreciation,
    amortization and impairment . . . . . . . . . . . . . . . . . .    4,376,576              2,627,198
  General and administrative expenses . . . . . . . . . . . . . . .    1,957,449              1,521,056
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .    4,587,717              1,250,021
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306,907                203,000
                                                                     -----------            -----------
                                                                      18,109,403              8,918,332
                                                                     -----------            -----------
  Loss before provision for income
    taxes and extraordinary items . . . . . . . . . . . . . . . . .   (2,990,416)            (1,167,207)

  Provision for income taxes  . . . . . . . . . . . . . . . . . . .        -                      -
                                                                     -----------            -----------
  Loss before extraordinary item  . . . . . . . . . . . . . . . . .   (2,990,416)            (1,167,207)

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt  . . . . . . . . . . . . . . . . . . . . .   (1,888,433)              (122,193)
                                                                     -----------            -----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,878,849)            (1,289,400)

Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .     (866,760)              (465,000)
Accretion on Redeemable Preferred
  Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,146,812)               (77,300)
                                                                     -----------            -----------
NET LOSS APPLICABLE TO COMMON  STOCKHOLDERS . . . . . . . . . . . .  $(7,892,421)           $(1,831,700)
                                                                     ===========            ===========
NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . .  $     (0.78)           $     (0.28)
                                                                     ===========            ===========
NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . .  $     (1.03)           $     (0.30)
                                                                     ===========            ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                                  Preferred Stock      Common Stock          Additional
                                  ---------------   ---------------------     Paid-in        Accumulated
                                  Shares  Amount      Shares     Amount       Capital          Deficit
                                  ------  ------    ---------   --------     -----------     -------------
Balance, December 31, 1994. . . . 67,500   $675     7,192,837   $719,284     $29,827,989     $(15,194,551)

Conversion of Convertible
  Preferred Stock . . . . . . . . (2,500)   (25)       64,100      6,410          (6,385)           -

Issuance of common stock. . . . .    -       -         75,000      7,500         226,125            -

Issuance of common stock
  pursuant to warrant exchange  .    -       -      1,282,500    128,250        (128,250)           -

Issuance of common stock and
  warrants pursuant to
  preferred stock dividends . . .    -       -         16,770      1,677         152,563            -

Issuance of warrants pursuant
  to 14-7/8% Senior Notes . . . .    -       -            -          -         2,238,000            -

Preferred stock dividends . . . .    -       -            -          -          (866,760)           -

Accretion on Series D Preferred
  Stock . . . . . . . . . . . . .    -       -            -          -        (2,146,812)           -

Net loss for the nine months
  ended September 30, 1995. . . .    -       -            -          -             -           (4,878,849)
                                  ------   ----     ---------   --------     -----------     ------------


Balance, September 30, 1995 . . . 65,000   $650     8,631,207   $863,121     $29,296,470     $(20,073,400)
                                  ======   ====     =========   ========     ===========     ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          -----------------------------------
                                                                              1995                   1994
                                                                          -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(4,878,849)           $(1,289,400)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depletion, depreciation, amortization
        and impairment  . . . . . . . . . . . . . . . . . . . . . . . .     4,376,576              2,841,027
      Dry hole and abandonment costs  . . . . . . . . . . . . . . . . .         3,719                 70,392
      Amortization of deferred financing costs  . . . . . . . . . . . .       364,276                  -
      Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . .       (11,873)              (202,594)
      Engineering and geological costs  . . . . . . . . . . . . . . . .       237,513                166,700
      Loss on partnership dissolution . . . . . . . . . . . . . . . . .         -                    203,000
      Loss on early extinguishment of debt  . . . . . . . . . . . . . .     1,888,433                122,193
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       306,907                  -
                                                                          -----------            -----------
                                                                            2,286,702              1,911,318
      Changes in working capital, net of
        effects of non-cash transactions  . . . . . . . . . . . . . . .      (477,114)              (941,535)
                                                                          -----------            -----------
      Net cash provided by operating activities . . . . . . . . . . . .     1,809,588                969,783
                                                                          -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs  . . . . . . . . . . . . . . . . . .      (237,513)              (166,700)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . .        13,900                320,599
  Acquisitions of oil and gas properties  . . . . . . . . . . . . . . .    (2,353,947)           (44,286,532)
  Other additions to property and equipment . . . . . . . . . . . . . .    (2,768,547)                 -
  Dry hole and abandonment costs  . . . . . . . . . . . . . . . . . . .        (3,719)               (70,392)
                                                                          -----------            -----------
  Net cash used in investing activities . . . . . . . . . . . . . . . .    (5,349,826)           (44,203,025)
                                                                          -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge loan  . . . . . . . . . . . . . . . . . . . . . .        -                  5,000,000
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . .   64,647,700             29,436,875
  Proceeds from issuance of Redeemable Preferred Stock . . . . . . . . .        -                 10,000,000
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . .        -                  3,386,280
  Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .  (39,300,000)            (3,577,873)
  Redemption of Redeemable Preferred Stock . . . . . . . . . . . . . . .  (10,995,361)                 -
  Increase in other assets . . . . . . . . . . . . . . . . . . . . . . .   (3,004,407)            (1,202,796)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .     (331,661)              (210,000)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24,498)              (294,252)
                                                                          -----------            -----------
  Net cash provided by financing activities  . . . . . . . . . . . . . .   10,991,773             42,538,234
                                                                          -----------            -----------
  Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . .    7,451,535               (695,008)
  Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . .      899,198              2,161,512
                                                                          -----------            -----------
  Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,350,733            $ 1,466,504
                                                                          ===========            ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

         HarCor Energy, Inc. (the "Company") made interest payments of $2,182,000 and $1,040,000 during the nine months ended September 30, 1995 and 1994, respectively.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- NINE MONTHS ENDED SEPTEMBER 30, 1995

         Pursuant to the terms of its bridge loan facility, the Company issued to its secured lender 75,000 shares of its common stock to which was ascribed a value of $253,000 and reflected in deferred financing costs.

         In connection with the refinancing of its long-term debt, the Company incurred a non-cash charge of $1,888,000 in writing off all of the deferred financing costs associated with the extinguished debt. Also in connection with this refinancing, the Company issued warrants to which a value of $580,000 was ascribed. These changes to deferred financing costs and addition to equity resulting from the issuance of warrants are not reflected in financing activities.

         The Company paid dividends on its Series D Preferred Stock, which included "in-kind" dividends consisting of $476,000 in newly-issued Series D Preferred Stock (4,759 shares). The Company paid dividends on its Convertible Series E Preferred Stock, which included 16,770 in newly-issued unregistered shares of the Company's common stock to which a value of $60,000 was ascribed. These portions of the dividend payments as described are not reflected in financing activities.

         The Company incurred aggregate non-cash accretion charges of $2,147,000 on its Series D Preferred Stock which are not reflected in financing activities.

         The Company incurred a non-cash charge of $261,000 in connection with the write-off of a long-term investment which is not reflected in investing activities.

         The Company had accrued capital expenditure costs of $2,406,000 at September 30, 1995 which are not reflected in investing activities.

         In connection with the early adoption of a new accounting standard, the Company wrote down the carrying value of oil and gas properties by $608,000. This charge is not reflected in investing activities.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- NINE MONTHS ENDED SEPTEMBER 30, 1994

         In connection with the dissolution of the South Texas Limited Partnership in March 1994 and related property conveyance, the Company wrote off $203,000 of its cost basis of the partnership, and expensed $122,000 reflecting a write-off of deferred financing costs resulting from the early extinguishment of debt. These non-cash charges for the dissolution and debt extinguishment are not reflected in investing or financing activities.

         In connection with the amendment of the Company's credit agreement to partially finance the above acquisition, the Company issued to the financial institutions involved warrants to purchase 250,000 shares of the Company's common stock to which the Company ascribed a value of $230,000. The deferred financing cost and addition to equity resulting from this transaction are not reflected in financing activities.

         The Company paid "in-kind" dividends on its Series D Redeemable Preferred Stock consisting of $225,000 in newly issued Series D Preferred Stock. The Company paid dividends on its Convertible Series E Preferred Stock consisting of $30,000 in newly issued unregistered shares of the Company's common stock. In addition, the Company incurred a non-cash accretion charge of $77,000 on its Series D Preferred Stock during the period. These dividend payments and accretion are not reflected in financing activities.

         In connection with the purchase of certain oil and gas assets, the Company issued to the sellers, as a portion of the consideration, 30,000 shares of its Series E Preferred Stock with a face value of $3,000,000, 25,000 shares of unregistered common stock with a value of approximately $81,000 and a warrant to purchase 1,000,000 shares of the Company's common stock to which the Company ascribed a value of $850,000. The acquisition value of the assets acquired and corresponding additions to equity resulting from these transactions are not reflected in investing or financing activities.

         The Company had accrued capital expenditure costs of $1,790,000 at September 30, 1994 which are not reflected in investing activities.



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

(1) Summary of Significant Accounting Policies

         Principles of Consolidation -

         The accompanying consolidated financial statements include the accounts and results of HarCor Energy, Inc. ("HarCor"), its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI"); HarCor's 37.875% general partner share of the assets, liabilities, revenues and costs and expenses of South Texas Limited Partnership ("STLP") or, after STLP's dissolution in March 1994, HarCor's direct working interests in the STLP properties ("South Texas Properties"); and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties"); (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

         Separate financial statements or summary financial information of Warrior, Inc. and HTAC Investments, Inc., HarCor's only direct or indirect subsidiaries, have not been included herein because they are wholly owned and the assets, revenues, earnings and equity of such subsidiaries are immaterial individually and in total during the periods presented.

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

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the periods ended September 30, 1995 and 1994.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         New Accounting Standard -

         The Company is required to adopt no later than January 1, 1996, Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121")). SFAS 121 will require the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field-by-field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized.

         The Company has elected to adopt SFAS 121 in the current period. Accordingly, the estimated fair market value of its oil and gas properties at January 1, 1995 were evaluated and compared to the carrying value of such assets at that date. The resulting impairment loss of $608,000 is included in Depletion, Depreciation, Amortization and Impairment in the current quarter.

         Net Loss Per Common Share -

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 8,344,000 and 7,101,000 for the three months ended September 30, 1995 and 1994, respectively, and 7,658,000 and 6,201,000 for the nine months ended September 30, 1995 and 1994, respectively.

(2) Acquisition of Bakersfield Properties

         On June 30, 1994, the Company acquired, for approximately $46 million, a 75% interest in substantially all of the oil and gas properties, a natural gas processing plant and gathering lines owned by Bakersfield Energy Resources, Inc. and its affiliates ("BER"). BER has remained the operator of the properties and plant acquired by the Company.

         The following table presents the unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1994, assuming the acquisition of the Bakersfield Properties and the related financings had occurred at January 1, 1994 (amounts are in thousands except per share data):

         Total revenues . . . . . . . . . . . . . . . . $ 13,842
                                                        ========
         Net loss attributable to common stockholders . $(1,725)
                                                        ========
         Net loss per common share  . . . . . . . . . . $ (0.24)
                                                        ========

(3) Subordinated Bridge Loan

         In connection with the acquisition of the Bakersfield Properties in June 1994, the Company entered into a $5 million bridge loan facility (the "Bridge Loan") with Internationale Nederlanden (U.S.) Capital Corp. ("ING Capital"). Outstanding advances under the Bridge Loan bore interest at a floating rate of, at the Company's option, prime plus 2% or LIBOR plus 4% per annum until September 30, 1994 and escalating by (i) .75% per annum from October 1, 1994 through January 31, 1995 and (ii) 1.5% per annum at all times after January 31, 1995.

         In July 1995, the Company refinanced the Bridge Loan with proceeds from a long-term refinancing of its debt. (See Note 6.)

(4) Early Extinguishment of Long-Term Debt

         Effective upon the closing of the acquisition of the Bakersfield Properties in June 1994, the Company amended its credit facility with ING Capital (the "Amended Credit Agreement") to provide for a total commitment of $34.4 million. Outstanding advances under the Amended Credit Agreement bore interest at a floating rate of, at the Company's option, prime plus 1% or LIBOR plus 3% per annum.

         In July 1995, the Company repaid $34.3 million of the amount outstanding under the Amended Credit Agreement with proceeds resulting from a long-term refinancing of its debt. A write-off of deferred financing costs of approximately $1.9 million has been charged to expense as an extraordinary item in the third quarter of 1995 resulting from this early extinguishment of debt and early redemption of its Series D Preferred Stock. (See Notes 5 and 6.)


(5) Redemption of Series D Preferred Stock

         In connection with the acquisition of the Bakersfield Properties in June 1994, the Company issued 100,000 shares of Series D Preferred Stock with detachable warrants in a private placement at a price of $100.00 per share for an aggregate value of $10 million. The Series D Preferred Stockholders ("Series D Holders") received dividends at the rate of 9% per annum, payable in cash or in shares of the Series D Preferred Stock, at the option of the Company. Pursuant to the Company's election to pay dividends in shares from the original issue date, and as a result of accretion, the face value of the Series D Preferred had increased to $11 million at June 30, 1995.

         Upon issuance of the Series D Preferred Stock, the Company issued to the Series D Holders warrants to purchase 2,305,263 shares of common stock at an initial exercise price of $4.75 per share. The Company had ascribed a value to these warrants of $0.92 per warrant, based on certain warrant valuation models, for an aggregate value of $2.1 million. Pursuant to generally accepted accounting principles, the Company had allocated the $2.1 million ascribed value of the warrants to additional paid-in capital and correspondingly reduced the face amount of the Series D Preferred Stock reflected on its balance sheet to $7.9 million at the original date of issuance. Pursuant to the issuance of share dividends and terms of the Series D Preferred Stock, the number of warrants to purchase common stock issued to the holders thereof had increased to 3,424,666 at June 30, 1995, and the exercise price had decreased to $3.67 per share.

         In July 1995, the Company repaid the total $11 million Series D Preferred Stock outstanding with proceeds resulting from a long-term refinancing of its debt. (See Note 6.) Resultant from this early redemption was an acceleration of accretion resulting in a non-cash, non-recurring charge of approximately $2 million to paid-in capital in the current period.

         Also in conjunction with the early redemption of the Series D Preferred Stock, the Series D Holders exchanged all of their warrants to purchase shares of common stock for unregistered common stock of the Company. (See Note 8.)

(6) Senior Secured Note Offering

         Sale of Units -

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

         Use of Proceeds -

         The net proceeds to the Company from the offering of Units was approximately $61.6 million after deducting discounts and estimated offering expenses payable by the Company. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING, (ii) redeem $11 million in outstanding shares of Series D Preferred Stock and (iii) acquire interests in certain oil and gas wells associated with the Bakersfield Properties (the "Carried Interests Wells") for $2.3 million. The Company intends to use the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of the year.

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

         The Warrants -

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

         Placement of Units -

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

         Equity Proceeds Offer and Redemption -

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

         Pro Forma Financial Statements -

         The following Unaudited Pro Forma Condensed Consolidated Statements of Operations are derived from the historical financial statements of HarCor Energy, Inc. set forth herein and are adjusted to reflect (i) the issuance of the Units and the application of a portion of the net proceeds to repay all indebtedness outstanding under the Amended Credit Agreement and the Bridge Loan and to redeem the Series D Preferred Stock and (ii) the acquisition of the Carried Interests Wells as if such transactions had occurred on

January 1, 1995. This unaudited pro forma financial information should be read in conjunction with the notes thereto.

         The unaudited pro forma financial information does not purport to be indicative of the financial position or results of operations that would actually have occurred if the transactions described had occurred as presented in such statements or which may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements due to normal crude oil and natural gas production declines, reductions in prices paid for crude oil and natural gas, future acquisitions and other factors. (Amounts are in thousands except per share data.)

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
       ------------------------------------------------------------------

                                                                                     Pro Forma
                                                                    ------------------------------------------
                                                                            Adjustments
                                                                    ---------------------------
                                                                        Carried          Note
                                                     Historical      Interests(A)      Offering       Adjusted
                                                     ----------      ------------      --------       --------
Total revenues  . . . . . . . . . . . . . . . . . .  $15,119         $1,281         $   -            $16,400
                                                     -------         ------         -------          -------
Costs and expenses:
  Operating and exploration costs . . . . . . . . .    6,880            194             -              7,074
  Depletion, depreciation,
    amortization and impairment . . . . . . . . . .    4,377            445             -              4,822
  General and administrative expenses . . . . . . .    1,957            -               -              1,957
  Interest expense  . . . . . . . . . . . . . . . .    4,588            -             3,826(B)         8,414
    Other . . . . . . . . . . . . . . . . . . . . .      307            -               -                307
                                                     -------         ------         -------          -------
    Total costs and expenses  . . . . . . . . . . .   18,109            639           3,826           22,574
                                                     -------         ------         -------          -------
  Loss from continuing operations . . . . . . . . .  $(2,990)        $  642         $(3,826)         $(6,174)
                                                     =======         ======         =======          =======
  Loss applicable to common shareholders  . . . . .  $(7,892)                                        $(8,390)
                                                     =======                                         =======
Loss from continuing operations per share
  applicable to common shareholders  . . . . . . .   $ (0.50)                                        $ (0.75)(C)
                                                     =======                                         =======
Primary shares outstanding  . . . . . . . . . . . .    7,658                                           8,631 (C)
                                                     =======                                         =======

         All amounts in the tables above are in thousands except per share data.

           See accompanying notes to pro forma financial statements.

         Pro forma adjustments to the Unaudited Pro Forma Condensed Consolidated Statements of Operations included herein are as follows (dollar amounts are in thousands):

         (A) Revenues and expenses resulting from the acquisition of the Carried Interests Wells and adjustments to depletion, depreciation and amortization for the six months ended June 30, 1995 (the Carried Interests were acquired effective July 1,
               1995).

         (B) Changes in interest expense associated with (i) the inclusion of $6,030 in interest, discount amortization and amortization of deferred financing costs associated with the Notes for the period ended July

         25, 1995, the date of the completion of Note Offering, and (ii) the elimination of $2,204 in interest expense and deferred financing costs for that period related to the Amended Credit Agreement and the Bridge Loan.

         (C) The pro forma earnings per share data reflect dividends on remaining preferred stock which increase loss applicable to common shareholders. The write-off of deferred financing costs and the charge to additional paid-in capital resulting from the early extinguishment of debt and early redemption of preferred stock have not been reflected in the earnings per share calculation. Outstanding stock options, warrants and convertible preferred shares were not included in the calculation as their effect was antidilutive.

(7) Commitments and Contingencies -
    Risk Management and Hedging Activities

         The Company has a contract to hedge 8,000 barrels of oil per month from February 1994 to August 1996, which provides for a "ceiling" price of $18.75 per barrel and a "floor" price of $15.80 per barrel. Pursuant to such contract, if the NYMEX price of light, sweet crude oil ("NYMEX price") is lower than $15.80, then the Company is paid the difference between the NYMEX price and $15.80 for each barrel hedged; and, if the NYMEX price is higher than $18.75, then the Company pays the difference between the NYMEX price and $18.75 for each barrel hedged.

         The Company has entered into another contract to hedge (i) 300 barrels of oil per day from May 1995 to April 1996 and (ii) 250 barrels per day from May 1996 to April 1997. The hedge provides for a fixed price of $18.505 per barrel. Gains or losses under the above agreements are recorded in oil revenues in periods in which the hedged production occurs and such agreements are settled on a monthly basis.

         The Company entered into an additional contract to hedge 6,750 barrels per month at a reference price of $17.25 per barrel. Pursuant to such hedge contract, the Company pays half of the difference between $17.25 and the NYMEX price if the index price is higher than $17.25; and the Company receives the difference between $17.25 and the index price if the index price is lower than $17.25, as determined on a monthly basis.

         The Company has a gas sales contract under which the Company receives approximately $1.80 per MMBtu at the wellhead for all of its gas produced up to an agreed level of production in each field of the South Texas Properties (up to a maximum of approximately 3,031 MMBtu per day, net to the Company's interest, in the aggregate for all such fields in 1995) through October 1995. The gas sales contract was amended in September 1993 to provide a "floor" price of $2.05 per MMBtu for certain volumes from January 1995 through December 1995. The Company is currently in dispute with the purchaser of the gas under this contract and has been receiving spot market prices for these indicated gas volumes in lieu of the contract prices. The Company intends to use legal remedies to enforce its rights under these contracts.

         The Company entered into a gas sales contract covering the gas production from the Bakersfield Properties pursuant to which the Company received $1.985 per MMBtu for the delivery of 3,750 MMBtu of gas per day from October 1, 1994 to September 30, 1995; and pursuant to which it will receive
(i) $2.0297 per MMBtu for the delivery of 3,000 MMBtu of gas per day from October 1, 1995 to September 30, 1996 and (ii) $2.0753 per MMBtu for the delivery of 2,500 MMBtu of gas per day from October 1, 1996 to September 30, 1997.

         The Company has in effect a firm gas sales contract for 3,750 MMBtu/day delivered, which commenced December 1, 1994 and ends November 30, 1995. The composite average price received by the Company for the gas sold is $1.81/MMBtu. The Company also entered into a firm gas sales contract commencing December 1, 1995 and ending November 30, 1997 for the sale of 3,000 MMBtu per day at an effective price of $1.70 per MMBtu. In July of 1995, the Company entered into an additional contract commencing December 1, 1995 and ending June 1, 1997 for the sale of 3,000 MMBtu per day at a price per MMBtu of $.16 less than the NYMEX gas futures price for the applicable month. The term of this contract may be extended to November 30, 1997, at the option of the gas buyer.

(8) Stockholders' Equity

         Common Stock -

         As a condition to the Bridge Loan, the Company had issued to ING Capital an aggregate of 75,000 shares of its common stock during 1995 and recorded $253,000 of deferred financing costs associated therewith.

         In April 1995, holders of 2,500 shares of Series B Preferred Stock converted their shares into 64,100 common shares of the Company.

         Issuance of Warrants -

         In July 1995, the Company issued an aggregate 1,930,000 warrants to purchase shares of its common stock at $3.85 per share pursuant to the terms of its Senior Secured Note Offering.

         Warrant Exchanges -

         In May 1995, BER exchanged its warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and has ascribed the same value to the common stock issued in this exchange.

         In July 1995, in connection with the Senior Secured Note Offering (see
Note 6), the Company and the Series D Holders effected an agreement pursuant to which the Series D Holders exchanged their warrants to purchase shares of common stock for unregistered common stock of the Company. The Series D Holders had warrants to purchase 3,424,666 shares of common stock at an exercise price of $3.67 per share at the time of the exchange. Pursuant to the agreement, the Series D Holders exchanged all of their warrants for 1,100,000 unregistered common shares of common stock of the Company. This exchange agreement also contained certain conditions including certain appreciation rights to the Series D Holders effective during a two-year period following the exchange in the event of a sale of the Company or its assets and certain registration rights to the Series D Holders.

         Preferred Stock Dividends -

         The Company has paid dividends on preferred stocks for the nine-month periods ended September 30, 1995 and 1994 as follows:

                                               Nine Months Ended
                                               --------------------
                                               September 30, 1995
                                               --------------------
         Preferred Stock                         1995        1994
         ---------------                       --------    --------
         8% Convertible (Series A, B, C). . .  $200,000    $210,000
         9% Redeemable Series D . . . . . . .   539,000     225,000
         4%/9% Convertible Series E . . . . .   128,000      30,000
                                               --------    --------
                                               $867,000    $465,000
                                               ========    ========


         Dividends on the 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods indicated.

         Dividends on the 9% Series D Preferred Stock for 1994 and the first two quarters of 1995 were paid, at the option of the Company, in additional shares of Series D Preferred Stock. Dividends on the Series D Preferred Stock were paid in cash for the current quarter.

         Dividends on the Series E Preferred Stock for 1994 and the first two quarters of 1995 were paid, at the option of the Company, in shares of common stock of the Company in lieu of cash. Dividends on the Series E Preferred were paid in cash for the current quarter. The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

         Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. herein. All dollar amounts referenced in this Item 2., except per unit or per share data, have been rounded to the nearest thousand.

                         OVERVIEW OF SIGNIFICANT EVENTS

         These following events had a significant effect on the results of operations and financial condition of the Company during the current quarter:

         o In July 1995, the Company completed the sale of $65 million of 14-7/8% Senior Notes due in the year 2002. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING, (ii) redeem the total $11 million in outstanding shares of Series D Preferred Stock and (iii) acquire additional interests in Bakersfield Properties for $2.3 million. The Company intends to use the balance of the proceeds from the sale of these Senior Notes to finance a portion of the development of the Bakersfield Properties over the remainder of the year.

         o The above refinancing resulted in non-recurring, non-cash charges aggregating $3.9 million resulting from early extinguishment of debt and acceleration of accretion in preferred stock.

         o The Company elected to adopt early SFAS 121 (Accounting for Impairment of Long-Lived Assets) which resulted in a non-cash impairment charge of $608,000.

         o The Company's development of the Bakersfield Properties was delayed pending the completion of the refinancing of its long-term debt. Consequently, the increases in production and revenues the Company had hoped to anticipate in the current quarter were not fully realized.

         o The Company began its development drilling program on the Bakersfield Properties in late July. As of September 30, 1995, the Company had spent $4.7 million on this program and drilled 14 wells (gross), 8 of which were producing with 6 awaiting completion. As a consequence, and including the acquisition of certain additional interests in the properties, HarCor's share of sales production from the Bakersfield Properties was 750 BPD and 8,850 Mcfd during the third quarter, increases of 14% and 25%, respectively, from 660 BPD and 7,070 Mcfd produced in the second quarter.

COMPARISON OF RESULTS FOR THE THREE MONTHS
     ENDED SEPTEMBER 30, 1995 AND 1994

         REVENUES - The Company's total revenues increased $417,000 (9%) from $4,457,000 in third quarter 1994 to $4,874,000 in the third quarter of 1995.

         The Company's total oil and gas revenues increased $279,000 (8%) from $3,501,000 in the third quarter of 1994 to $3,780,000 in the third quarter of 1995. Oil revenues increased $94,000 (6%) in the current quarter due primarily to higher oil production. The Company's overall oil production increased 4,100 barrels (4%) from 98,800 barrels in the third quarter of 1994 to 102,900 barrels in the current quarter. The increased production was a result of development drilling on the Bakersfield Properties, which increased 11,700 (21%) barrels during the current quarter. Oil production from the Company's other properties declined 7,600 barrels in the aggregate between the periods due to normal production declines. The average price received for oil was $16.72 per barrel during third quarter 1995 compared to $16.46 per barrel for the same period in 1994.

         The Company's gas revenues increased $185,000 (10%) in the current period, despite lower gas prices, due to increased production. Gas production increased 243,000 Mcf (23%) from 1,061,000 Mcf in third quarter 1994 to 1,304,000 Mcf in third quarter 1995. The Bakersfield Properties increased 214,000 Mcf (37%) during the current quarter due to development drilling while gas production from the Company's other properties increased slightly (29,000
Mcf) in the aggregate. Average prices received for gas were $1.58 per Mcf in third quarter 1995 as compared to $1.77 per Mcf in the third quarter of 1994, representing a decrease of $.19 per Mcf.

         During the third quarter of 1995, the Company realized revenues of $1,007,000 from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These revenues consisted of $256,000 in the resale of natural gas purchased from third parties, $723,000 in the sale of processed natural gas liquids (51,000 barrels) and $28,000 in gas processing fees. During third quarter 1994, the Company realized gas plant revenues of $746,000, which consisted of $277,000 in the resale of purchased natural gas, $435,000 from the sale of processed natural gas liquids (37,600 barrels) and $34,000 in gas processing fees.

         The Company realized interest and other income of $64,000 and $23,000 in the current quarter, respectively. This compares to interest and other income of $6,000 and $205,000, respectively, in third quarter 1994. The increase in the current period's interest income is due to significantly larger cash balances resulting from the recent Note Offering. Other income in 1994 was primarily a gain on sale of assets.

         COSTS AND EXPENSES - Total costs and expenses increased $2,358,000 (48%) from $4,939,000 in third quarter 1994 to $7,297,000 in third quarter 1995.

         The Company's production costs increased $6,000 during the current period. Increased production activities on the Bakersfield Properties accounted for a $70,000 increase during the third quarter of 1995 while production costs on the Company's other properties decreased $64,000 in the aggregate during the current quarter. Average production cost decreased to $4.01 per BOE in the current quarter as compared to $4.63 per BOE in third quarter 1994.

         During the current quarter, the Company incurred costs of $628,000 resulting from the operations of a natural gas processing plant acquired with the Bakersfield Properties. These costs included $220,000 from the purchase of natural gas for processing and resale and $408,000 of direct operating expenses. During third quarter 1994, the Company incurred gas plant costs of $774,000 consisting of $337,000 of natural gas purchased for resale and $437,000 of direct operating expenses.

         The Company incurred $60,000 in abandonment costs during third quarter 1994. The Company also incurred engineering and geological expenses of $55,000 and $46,000 during the quarters ended September 30, 1995 and 1994.

         The Company elected in the current quarter to adopt early SFAS 121 (Accounting for the Impairment of Long-Lived Assets) which resulted in a non-cash impairment charge to oil and gas properties of $608,000. The Company's depletion, depreciation and amortization ("DD&A") expense, excluding the impairment charge, increased slightly in the current quarter, from $1,326,000 in 1994 as compared to $1,266,000 in 1995. The DD&A rate for oil and gas reserves was $3.55 per BOE in the current period as compared to $4.42 per BOE during third quarter 1994, as the Company's production from its Bakersfield Properties increased.

         The Company's general and administrative expenses increased $206,000 (39%) from $535,000 in the third quarter of 1994 to $741,000 in the current period due to the Company's ongoing expansion and increased activities.

         The Company's interest expense increased $1,404,000 (148%) from $946,000 in third quarter 1994 to $2,350,000 in the current quarter as a result of the refinancing of its long-term debt in July 1995. The refinancing resulted in $65,000,000 Senior Notes outstanding at September 30, 1995, as compared to approximately $49,400,000 in aggregate bank debt and Redeemable Preferred Stock a year ago. Additionally, the current Senior Notes resulting from the refinancing carry an interest rate of 14-7/8% as compared to an overall average interest rate of approximately 8-1/4% on debt existing during third quarter 1994. Also increasing interest expense in the current period was increased amortization of deferred financing costs resulting from the refinancing.

         Other expense in the third quarter resulted from the write-down of a long-term investment of $261,000 and bad debt expense of $46,000.

         NON-RECURRING CHARGES -

         Extraordinary Item - In connection with the refinancing of its long-term debt, the Company incurred in the current period a non-cash extraordinary charge of $1,888,000 resulting from the early extinguishment of debt. This was primarily the write-off of all deferred financing costs associated with the Company's bank debt and Redeemable Preferred Stock which were repaid in July 1995.

         Accretion - During the current quarter, the Company incurred a non-cash accretion charge of $1,982,000 on its Series D Preferred Stock. This accretion charge was a result of the early redemption of the Series D Preferred Stock in connection with the refinancing of the Company's long-term debt.

         PREFERRED DIVIDENDS - Total dividends on preferred stock were $196,000 in the third quarter of 1995 as compared to $325,000 in the third quarter of 1994. The decrease in dividends was a result of the early redemption of the Series D Preferred Stock in July 1995. Dividends in third quarter 1995 were all cash, while dividends in third quarter 1994 consisted of $70,000 in cash, $225,000 in shares of Series D Preferred Stock and $30,000 in common stock of the Company.

         NET LOSS - The Company's net loss from continuing operations for third quarter 1995 was $2,423,000, while net loss attributable to common stockholders after extraordinary item, preferred dividends and accretion was $6,489,000 ($.78 per share). In third quarter 1994, the Company had a net loss of $482,000 and net loss to common shareholders of $885,000 ($.12 per share) after preferred dividends and accretion.

COMPARISON OF RESULTS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1995 AND 1994

         ACQUISITION OF BAKERSFIELD PROPERTIES - Included in results of operations for the current period are an entire nine months of results of operations from the Bakersfield Properties, as compared to three months in the comparable period of 1994. The Bakersfield Properties were acquired on June 30, 1994.

         REVENUES - The Company's total revenues increased $7,368,000 (95%) from $7,751,000 for the nine months ended September 30, 1994 to $15,119,000 for the nine months ended September 30, 1995.

         The Company's total oil and gas revenues increased $4,060,000 (60%) from $6,776,000 for the first nine months of 1994 to $10,836,000 for the first nine months of 1995. Oil revenues increased $2,229,000 (74%) due primarily to an increase in oil production volumes of 124,800 barrels (65%), from 191,600 barrels in the first nine months of 1994 to 316,400 barrels in the current period. The increased production was a result of the acquisition of the Bakersfield Properties, which produced 198,600 barrels of oil during the first nine months of 1995 as compared to 56,000 barrels in 1994 (three months). Oil production from the Company's other properties decreased 17,800 barrels (13%) in the aggregate due to normal production declines. The average price received for oil was $15.74 per barrel during the first nine months of 1994 compared to $16.58 per barrel in the current period.

         The Company's gas revenues increased $1,830,000 (49%) in the current nine-month period in spite of lower gas prices due to increased production. Gas production increased 1,503,000 Mcf (73%) from 2,058,000 Mcf in the first nine months of 1994 to 3,561,000 Mcf in the first nine months of 1995. The Bakersfield Properties contributed 2,161,000 Mcf of production during the current period as compared to 582,000 Mcf in 1994 (three months). Gas production from the Company's other properties decreased 75,000 Mcf in the aggregate during the current period due to normal production declines. The average price received for gas was $1.57 per Mcf during the current period as compared to $1.83 per Mcf during the first nine months of 1994, representing a decrease of $.26 per Mcf (14%).

         During the nine months ended September 30, 1995, the Company realized revenues of $4,161,000 from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These revenues consisted of $1,913,000 in the resale of natural gas purchased from third parties, $2,165,000 in the sale of processed natural gas liquids and $83,000 in gas processing fees. In 1994, the Company realized gas plant revenues of $746,000 (three months), which consisted of $277,000 in the resale of purchased natural gas, $435,000 from the sale of processed natural gas liquids and $34,000 in gas processing fees.

         The Company realized interest and other income of $85,000 and $37,000 in the current period, respectively. This compares to interest and other income of $11,000 and $218,000, respectively, in 1994. The increase in the current period's interest income is due to significantly larger cash balances resulting from the recent Note Offering. Other income in 1994 was primarily a gain on sale of assets.

         COSTS AND EXPENSES - Total costs and expenses increased $9,191,000 (103%) from $8,918,000 in 1994 to $18,109,000 in 1995.

         The Company's production costs increased $1,501,000 (65%) from $2,306,000 in the first nine months of 1994 to $3,807,000 in the first nine months of 1995. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $2,064,000 of production costs incurred in the current period as compared to $674,000 in 1994 (three months). Production costs on the Company's other properties increased $111,000 (7%) in the aggregate during the current period. Average production cost decreased to $4.18 per BOE in the current nine months as compared to $4.32 per BOE in 1994.

         During the first nine months of 1995, the Company incurred costs of $2,832,000 resulting from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These costs included $1,634,000 for the purchase of natural gas for processing and resale and $1,198,000 of direct operating expenses. During third quarter 1994, the Company incurred gas plant costs of $774,000 (three months) consisting of $337,000 of natural gas purchased for resale and $437,000 of direct operating expenses.

         The Company incurred incidental abandonment costs of $4,000 in the current period as compared to $70,000 during the first nine months of 1994. Engineering and geological expenses increased $71,000 (42%) from $167,000 in the first nine months of 1994 to $238,000 in the first nine months of 1995 due to an increase in the number of oil and gas properties owned by the Company and activities related to their evaluation and management.

         The Company elected in the current period to adopt early SFAS 121 (Accounting for the Impairment of Long-Lived Assets) which resulted in a non-cash impairment charge to oil and gas properties of $608,000. Excluding the impairment charge, the Company's DD&A expense increased $1,082,000 (41%) from $2,627,000 for the nine months ended September 30, 1994 to $3,709,000 for the nine months ended September 30, 1995. This was a result of the substantial increase in acquisition and development costs related to the Bakersfield Property acquisition. The DD&A rate for oil and gas reserves was $3.85 per BOE in the current period as compared to $4.70 during the first nine months of 1994 as a result of higher production from the Bakersfield Properties. Further affecting the increase in overall DD&A expense was $233,000 in depreciation expense relating to the natural gas processing plant acquired with the Bakersfield Properties.

         The Company's general and administrative expenses increased $436,000 (29%) from $1,521,000 for the first nine months of 1994 to $1,957,000 in the first nine months of 1995. Increases in G&A were a result of the additional personnel and outside professional services resulting from the Company's increased acquisition activities and general expansion.

         The Company's interest expense increased $3,338,000 from $1,250,000 in the first nine months of 1994 to $4,587,000 in the first nine months of 1995. This was a result of the increased bank debt resulting from the financing of the Bakersfield Properties in June 1994 and subsequent refinancing of that bank debt and its Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Notes in July 1995. Also increasing interest expense in the current period was increased amortization of deferred financing costs resulting from these financings.

         Other expense in the current period resulted from the write-down of a long-term investment of $261,000 and bad debt expense of $46,000. In 1994, the Company recorded a charge of $203,000 from a write-off of a portion of its interests in the South Texas Properties, which portion was conveyed to a third party pursuant to the terms of the dissolution of STLP.

         NON-RECURRING CHARGES -

         Extraordinary Item - In connection with the refinancing of its long-term debt, the Company incurred in the current period a non-cash extraordinary charge of $1,888,000 resulting from the early extinguishment of debt. This was primarily the write-off of all deferred financing costs associated with the Company's bank debt and Redeemable Preferred Stock which were repaid in July 1995. During 1994, the Company incurred an extraordinary non-operating charge of $122,000 resulting from the early extinguishment of debt in the refinancing of the South Texas Properties in connection with the dissolution of STLP.

         Accretion - During the current quarter, the Company incurred a non-cash accretion charge of $1,982,000 on its Series D Preferred Stock. This accretion charge was a result of the early redemption of the Series D Preferred Stock in connection with the refinancing of the Company's long-term debt.

         PREFERRED DIVIDENDS - Dividends on preferred stock were $867,000 for the nine months ended September 30, 1995 as compared to $465,000 in 1994. Increased dividends in the current period were a result of the Series D and Series E preferred stocks having been outstanding for the entire nine months of 1995 as compared to three months in 1994. Dividends in the first nine months of 1995 consisted of $332,000 in cash, $475,000 in shares of Series D Preferred Stock and $60,000 in common stock of the Company. Dividends for 1994 consisted of $210,000 in cash, $225,000 in shares of Series D Preferred Stock and $30,000 in common stock of the Company. The Company also incurred an accretion charge of $77,000 on its Series D Preferred Stock in that period.

         NET LOSS - The Company's net loss from continuing operations for the first nine months of 1995 was $2,990,000, while net loss attributable to common stockholders after extraordinary item, preferred dividends and accretion was $7,891,000 ($1.03 per share). For the same period in 1994, the Company had a net loss from continuing operations of $1,167,000 and net loss to common shareholders of $1,832,000 ($.30 per share) after extraordinary item, preferred dividends and accretion.

         LIQUIDITY AND CAPITAL RESOURCE

         SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and debt and equity financings. During the nine months ended September 30, 1995, the Company had cash flows from operations of $1,810,000 as compared to

$970,000 during the same period in 1994. The Company also realized net proceeds of $10,992,000 from debt financings during the current period. The Company utilized a net of $5,350,000 for capital expenditure activities in the current period.

         WORKING CAPITAL - The Company had net working capital of $4,382,000 with a current ratio of 1.7:1 at September 30, 1995 as compared to a net working capital deficiency of $7,943,000 and a current ratio of 0.4:1 at December 31, 1994. At December 31, 1994, current liabilities included the $5,000,000 Bridge Loan and $2,511,000 of current maturities under the Company's Amended Credit Agreement. All borrowings outstanding under the Bridge Loan and the Amended Credit Agreement were refinanced on a long-term basis in July 1995 with proceeds from the Note Offering.

         OPERATING ACTIVITIES - Discretionary cash flow is a measure of performance which is useful for evaluating exploration and production companies. It is derived by adjusting net income (loss) to eliminate the non-cash effects of exploration expenses, including dry hole costs, depreciation, depletion, amortization, impairment and gain (loss) on sale of assets. The effects of non-cash working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt repayment or dividend payments.

         During the current nine months, the Company generated discretionary cash flow of $2,287,000 (before non-cash working capital charges of $477,000). This compares to $1,911,000 (before non-cash working capital charges of $942,000) for the same period in 1994. The improvement in the current nine-month period was primarily a result of increased oil and gas revenues resulting from the development of the Bakersfield Properties which resumed in late July 1995. As of September 30, 1995, the Company had drilled 14 wells (gross), 8 of which were producing with 6 awaiting completion at that date. As a consequence, and including the acquisition of certain additional interests in the properties, HarCor's share of sales production from the Bakersfield Properties was 750 BPD and 8,850 Mcfd during the third quarter, increases of 14% and 25%, respectively, from 660 BPD and 7,070 Mcfd produced in the second quarter.

         The Company expects further improvement in operating cash flows in future periods as a result of this drilling and development program. As of early November, the Company had drilled 23 wells (gross) on the Bakersfield Properties, 16 of which were producing with 7 awaiting completion. As a result, production from these properties had risen to 1,073 BPD and 12,040 Mcfd, representing 53% and 51% increases in oil and gas, respectively, from mid-year levels and 43% and 36% gains from third quarter levels.

         FINANCING ACTIVITIES - On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 Units (the "Units") consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 (the "Notes") and

1,430,000 warrants to purchase an equal number of shares of common stock. Each Unit consists of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The Notes and warrants became separately transferrable immediately after July 24, 1995.

         The net proceeds to the Company from the offering of Units was approximately $61.6 million after deducting discounts and estimated offering expenses payable by the Company. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING; (ii) redeem the total $11 million in outstanding shares of Series D Preferred Stock and (iii) acquire interests in additional producing wells in the Bakersfield Properties for $2.3 million. The Company intends to use the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of the year.

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

         In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon. (See Note 6 of Notes to Consolidated Financial Statements contained in Item 1. herein for a complete description of the Notes.)

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

         Availability under the New Credit Agreement is limited to a "borrowing base" amount. The borrowing base will be determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. Initially, the borrowing base is set at $10 million and ING Capital will have no obligation to increase the borrowing base above this amount. Availability under the New Credit Agreement will terminate on January 31, 1996, at which time amounts outstanding under the New Credit Agreement will convert to a term loan. Amounts advanced under the New Credit Agreement will bear interest at an adjusted Eurodollar rate plus 2.50%. There was $100,000 outstanding under the New Credit Agreement at September 30, 1995.

         The New Credit Agreement contains restrictive covenants which impose limitations on the Company with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The New Credit Agreement also contains customary default provisions.

         All indebtedness of the Company under the New Credit Agreement is secured by a first lien upon substantially all of the Company's oil and gas properties as well as the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

         Additionally, the Company incurred $332,000 in cash dividends during the current nine months, reflected in "FINANCING ACTIVITIES".

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities for the three- and nine-month periods ended September 30, 1995 and 1994 have not had any material effect on the Company's liquidity or results of operations. (See Note 5 of Notes to Consolidated Financial Statements included herein.)

         CAPITAL EXPENDITURES - The Company had curtailed its capital expenditures during the first half of the year due to capital and liquidity constraints. As a result, the Company's production rates began to decline in accordance with engineering projections in the second quarter.

         Subsequent to the refinancing of its debt, the Company spent $2.3 million on the acquisition of interests in additional producing wells on the Bakersfield Properties, and spent approximately $4.7 million (including $2.4 million of accrued capital costs) on developmental drilling through September 30, 1995. (See "OPERATING ACTIVITIES" for current production rates.)

         The Company intends to spend an additional estimated $48.3 million for capital expenditures to develop the proved reserves of the Bakersfield Properties, of which $6.2 million will be spent for the remainder of 1995, $12.4 million in 1996 and $29.7 million thereafter. An additional $3 million will be spent over the next several years for the development of the Company's other properties. The Company intends to fund 1995 capital expenditures out of cash flows and available proceeds provided by the recently completed Note Offering. The Company plans to fund further future capital expenditures from operating cash flows and borrowings under the New Credit Agreement.

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

         The Company expects that its available cash, expected cash flows from operating activities and availability under its New Credit Agreement will be sufficient to meet its financial obligations and fund its developmental drilling activities for the foreseeable future, provided, that (i) there are no significant decreases in oil and gas prices beyond current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such area with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

         In the event incremental cash flows from the Bakersfield Properties are not sufficient to fund both increased debt and development costs, or results from developmental drilling are not as successful as anticipated, then the Company will either (i) curtail its developmental drilling activities or
(ii) seek alternative financing to assist in its developmental drilling activities.

         The Company intends to continue efforts to acquire additional interests in selected producing oil and gas properties if and when these opportunities become available. Any such acquisitions would require borrowings under the New Credit Agreement and possibly additional debt or equity financing if needed.

                              CERTAIN DEFINITIONS

         The terms defined in this section are used throughout this Report.

         Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         Bcf.  Billion cubic feet.

         BOE. Barrels of oil equivalent, determined using the ratio of six Mcf of natural gas (including natural gas liquids) to one Bbl of crude oil or condensate.

         BPD.  Barrels of oil per day.

         Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees fahrenheit.

         Development location. A location on which a development well can be drilled.

         Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

         Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         Estimated future net revenues. Revenues from production of oil and gas, net of all production-related taxes, lease operating expenses and capital costs.

         Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

         Gross acre.  An acre in which a working interest is owned.

         Gross well.  A well in which a working interest is owned.

         MBbl.  One thousand barrels of crude oil or other liquid hydrocarbons.

         MBOE.  One thousand barrels of oil equivalent.

         MBtu.  One thousand Btus.

         Mcf.  One thousand cubic feet.

         Mcfd.  One thousand cubic feet per day.

         MMBbl.  One million barrels of crude oil or other liquid hydrocarbons.

         MMBOE.  One million barrels of oil equivalent.

         MMBtu.  One million Btus.

         MMcf.  One million cubic feet.

         Net acres or net wells. The sum of the fractional working interests owned by the Company in gross acres or gross wells.

         NGLs. Natural gas liquids such as ethane, propane, iso-butane, normal butane and natural gasoline that have been extracted from natural gas.

         Overriding royalty interest. An interest in an oil and gas property entitling the owner to a share of oil and gas production free of costs of production.

         Present value of estimated future net revenues or pretax present value at constant prices of estimated future net revenues. Estimated future net revenues discounted by a factor of 10% per annum, before income taxes and with no price or cost escalation or de-escalation, in accordance with guidelines promulgated by the Securities and Exchange Commission.

         Productive well. A well that is producing oil or gas or that is capable of production.

         Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

         Proved reserves. The estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         Proved undeveloped location. A site on which a development well can be drilled consistent with local spacing rules for the purpose of recovering proved reserves.

         Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

         Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

         Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

         Working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and to share in production.

                              HARCOR ENERGY, INC.

                          PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Securities Holders

         On September 26, 1995, at the Company's Annual Meeting of Stockholders, the Company's Stockholders elected Messrs. Herbert L. Oakes, Jr. and Francis H. Roth as Class I and Ambrose K. Monell as Class II positions, respectively, on the Board of Directors to hold office until the 1998 Annual Meeting of the Company's Stockholders or until their respective successors have been elected and qualified, or until their earlier resignation or removal.

         The votes for Messrs. Monell, Oakes and Roth, respectively, were as follows:

               FOR:   7,563,779 and 7,563,779 and 7,563,779 votes
           AGAINST:      13,844 and    13,844 and    13,844 votes


Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits
                27. Financial Data Schedule for the Quarter Ended September 30, 1995

           (b)  Reports on Form 8-K

                During the quarter ended September 30, 1995, the Company filed with the Securities and Exchange Commission the following reports on Form 8-K:

                1. Report on Form 8-K dated July 20, 1995 under "Item 5 -Other Events." Said report announced the Company's pricing of its private placement of secured senior notes with warrants, consisting of 65,000 Units including an aggregate of $65 million of 14-7/8% Senior Secured Notes due 2002 with warrants to purchase 1,430,000 shares of common stock of the Company at $3.85 per share.

                2. Report on Form 8-K dated July 20, 1995 under "Item 5 -Other Events." Said report announced the Company's sale of 65,000 Units consisting of $65,000,000 aggregate principal amount of its 14-7/8% Senior Notes due 2002 and 1,430,000 warrants to purchase an equal number of shares of common stock, $.10 par value, of the Company, each Unit consisting of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock.

                     Included in said report was unaudited pro forma financial data reflecting (i) the Company's balance sheet on a pro forma basis as if the transactions as described in the Report on Form 8-K had occurred on March 31, 1995, and (ii) the Company's results of operations on a pro forma basis for the three months ended March 31, 1995 and the year ended December 31, 1994 as if such transactions as described in the Report on Form 8-K had occurred on January 1, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARCOR ENERGY, INC.
                                   Registrant




Date:  November 13, 1995            /s/ FRANCIS H. ROTH
                                   -------------------------------
                                   Francis H. Roth
                                   President and Chief
                                   Operating Officer



Date:  November 13, 1995            /s/ GARY S. PECK
                                   -------------------------------
                                   Gary S. Peck
                                   Vice President-Finance
                                   Chief Accounting Officer

                              Index to Exhibits

Exhibit 27      Financial Data Schedule for the Quater Ended September 30, 1995.