Form 10-K
period 1995-12-31
HARCOR ENERGY INC
filed 1996-04-01
CIK 315272

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                           COMMISSION FILE NO. 0-9300

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                            ON WHICH REGISTERED
     -------------------                          -----------------------
             NONE                                         NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.10 PAR VALUE
                                (TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/       NO  / /

      At March 26, 1996, the registrant had 8,661,207 shares of common stock outstanding. The aggregate market value on March 26, 1996 of the registrant's common stock held by non-affiliates of the registrant (including beneficial owners holding less than 10% of the registrant's common stock) was $24,000,000 (based upon the last reported sales price of the registrant's common stock as quoted on such date by the National Association of Securities Dealers, Inc. Automated Quotation System).

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      Document incorporated by reference:  None.

================================================================================

                              HARCOR ENERGY, INC.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL

         HarCor Energy, Inc. ("HarCor" or the "Company") is an independent oil and gas company engaged in the acquisition, exploitation and exploration of onshore oil and gas properties located in the United States. Formerly named Pangea Petroleum Company, the Company was organized as a California corporation in 1976, but did not conduct significant operations until after May 1980. In 1987, a group led by Mark G. Harrington, the current Chairman of the Board and Chief Executive Officer, acquired control of the Company, the jurisdiction of incorporation was changed from California to Delaware and the Company changed its name from Pangea Petroleum Company to HarCor Energy, Inc. Under Harrington's leadership, the Company's proved reserves have grown from approximately 0.5 MMBOE at January 1, 1987 to 29.9 MMBOE at January 1, 1996.

         The Company's corporate headquarters are located at Five Post Oak Park, 4400 Post Oak Parkway, Suite 2220, Houston, Texas 77027, telephone (713) 961-1804. HarCor and its wholly-owned subsidiaries, Warrior, Inc. and HTAC Investments, Inc., are collectively described herein as the "Company", unless the context otherwise requires.

         The Company's principal reserves and producing properties are located in the San Joaquin Basin of California, South Texas, the Permian Basin of West Texas and New Mexico, and the Louisiana and Alabama onshore Gulf Coast. Based on the estimates of independent petroleum engineers, as of January 1, 1996, the Company had total proved reserves of 29.9 MMBOE consisting of 15.3 MMBbls of crude oil and natural gas liquids and 87.6 Bcf of natural gas. The Company's present value of estimated future net cash flows before income taxes from its total proved reserves, or the Pre-tax SEC 10 Value at January 1, 1996, was $124.5 million, approximately 84% of which was attributable to net proved reserves located in the Lost Hills Field in the San Joaquin Basin (the "Bakersfield Properties"). The above net cash flows include the Company's ownership of a 75% interest in a 23 MMcf per day gas processing and fractionation plant in the San Joaquin Basin, which processes the natural gas produced in the San Joaquin Basin by the Company and certain third parties.

         BUSINESS STRATEGY

         The Company's primary business objective is to acquire and develop, in cooperation with experienced regional industry operators, oil and gas properties with significant development potential while using hedging strategies to minimize the negative effects of oil and gas price volatility on profitability. The Company intends to continue fulfilling its business objective through the use of the following operating strategies:

         Strategic Alliances with Local Operators. The Company's principal strategy is to align itself financially and operationally with strategic partners that have extensive, regionally-focused exploitation and technological expertise. While the strategic partner serves as operator, HarCor seeks to maintain supervisory influence or control by retaining decision-making authority over the nature of capital projects and the magnitude and timing of capital investments. In addition, these alliances are typically structured so that the strategic partners have a significant portion of their capital at risk and are motivated by financial risks and incentives similar to those of the Company. Management believes that these alliances provide the Company with several important benefits. First, the Company leverages off the demonstrated core competencies in specific basins of each of the strategic partners to develop optimal strategies for managing and exploiting acquired reserves. Second, the Company is able to maintain low overhead expenses because its corporate level business activity can be conducted with a small group of senior management and operating personnel. Finally, alliances with strategic partners enable the Company to identify and capitalize quickly on acquisition opportunities in established oil and gas producing regions throughout the United States.

         Managed Development. Approximately 20.7 MMBOE, or 69.4%, of the Company's total proved reserves are classified as proved undeveloped at January 1, 1996. Management believes that the risk inherent in developing its reserves is substantially reduced due to the location of the largest portion of the Company's undeveloped reserves within the known producing region of the Lost Hills Field in the San Joaquin Basin. To exploit these proved undeveloped reserves, the Company and the operator of the properties have drilled 71 wells since June 1994 which has resulted in an increase in reserves of 13.3 MMBOE at an average cost of $1.66 per barrel. The Company has identified 178 new wells which are intended to be drilled during the next five years to fully develop the proved reserves on the properties, of which 48 are expected to be drilled in 1996. In addition, the Company has targeted 60 locations for future development of probable and possible reserves located on the San Joaquin properties.

         Manage Exposure to Oil and Gas Price Volatility. Management utilizes various hedging strategies to protect against the effects of volatility in crude oil and natural gas commodity prices. Typically, upon consummation of an acquisition, management will enter into hedging contracts which cover at least half of the then existing production of the acquired property. Management believes that this hedging strategy is advantageous because it allows the Company to generate a predictable cash flow stream from the hedged portion of its production and therefore provide a reliable source of funds to finance future development and acquisition activities.

In the fourth quarter of 1995, the Company executed a basis swap contract for 1996 and 1997 which prices 6 MMBtu per day of its California production at a price of $0.3675 off NYMEX. As a consequence, the Company has further diversified its end-user markets and helped to manage the risk of the potential for depressed natural gas prices on the West Coast. As of December 31, 1995, the Company had fixed future sales prices and index-based swaps covering approximately 45% and 25% of projected proved developed crude oil production from its currently producing properties for 1996 and 1997, respectively, and prices for approximately 64% and 77% of projected proved developed natural gas production for 1996 and 1997, respectively.

         Selective Acquisitions. The Company intends to pursue selective acquisitions of attractively priced, underexploited oil and gas properties primarily within the onshore oil and gas producing regions of the United States. The Company will consider acquisitions both with existing strategic partners as well as those involving newly established alliances with experienced regional operators. As a consequence of its working relationship with a 3-D seismic company, the Company will also be pursuing property acquisitions where it can utilize CAEX technology to identify additional potential reserves. In addition, management intends to continue to be proactive in developing acquisition opportunities rather than pursuing opportunities in the auction market. Management believes that this proactive strategy has historically resulted in lower acquisition prices paid for its oil and gas properties.

         The Company, in utilizing the foregoing strategies, has replaced its annual production through reserve growth by an average rate of 670% per year since 1990 at an average aggregate replacement cost of $2.61 per BOE for the period 1990 through 1995.

         TECHNOLOGICAL ENHANCEMENTS

         Technological Enhancement of Core Properties. The Company pursues the development of its core properties utilizing known technologies in waterflood, 3-D Seismic Computer Assisted Reservoir Modelling ("CARM"), horizontal drilling, and 3-D Seismic Computer Assisted Exploration ("CAEX").

         Waterflood Technology. Utilizing primary production techniques, it is estimated by independent petroleum engineers, as of January 1, 1996, that the Ellis Lease should produce proven reserves net to the Company of approximately
4.3 MMBbls of crude oil from the Diatomite Zone, which the Company estimates represents an average recovery rate of 7.7% of total crude oil originally in place. In addition to primary development, management intends to increase recovery rates by implementing a secondary recovery waterflood project in the Diatomite Zone on the Ellis Lease, which is similar to waterflood projects currently utilized by other oil and gas companies operating in the Lost Hills Field. It is estimated that the Company's Ellis Lease will yield an additional
3.7 MMBbls of crude oil of proved undeveloped secondary recovery reserves utilizing the waterflood recovery method, resulting in an increase in recovery of estimated crude oil initially in place on the Ellis Lease of an additional 5.9%. In addition, several major oil companies operating in the San Joaquin Basin are currently employing, on both a pilot and fully implemented project basis, other additional enhanced recovery techniques, such as thermal stimulation, in order to further increase recovery rates and profitability. Management will continue to evaluate the implementation of various other enhanced recovery applications once the operating and economic benefits have been clearly established.

         The Company has two additional waterflood projects under way in the Permian Basin. Further development is planned on both these projects during 1996. In addition, the Company will commence a feasibility study for waterflooding the Reef Ridge and Antelope Shale formations on its San Joaquin Basin properties.

         CARM Technology. During 1995, the Company and its San Joaquin Basin Operations Partner completed a 3-D reservoir model of the Diatomite Zone on the Ellis Lease. The results of this model will be used to assist the Company with additional computer simulation modelling of hot water, steam and CO2 recovery techniques. The model will also be used to examine various means of further optimizing its planned Ellis Lease waterflood, including the potential use of horizontal drilling on the property.

         Horizontal Drilling Technology. The Company undertook the evaluation of using horizontal drilling technology on its San Joaquin Basin properties in the fourth quarter of 1995. As a result of these studies, at least two horizontal wells are planned to be drilled in the second quarter of 1996. The first of these wells will be drilled on the Ellis Lease in the Diatomite formation to test a possible extension of the current proved area of the field and to evaluate the use of horizontal wells to replace certain infill vertical wells on the Ellis Lease. A second horizontal well is planned to evaluate its applicability to producing the deeper Reef Ridge Shale zones on the Ellis Lease. If these wells are successful, potential additional horizontal locations may be identified for future drilling on the Ellis Lease as well as the Company's Truman and Tisdale Leases in areas currently outside the proven areas of these fields.

         CAEX Technology. In the second half of 1995, the Company participated in a leasing program which was undertaken in South Texas around the Company's existing Hostetter Field. Processing of data from this shoot should commence in May 1996, and drilling could begin in the third quarter of 1996. In furtherance of this effort and as part of the Company's strategy of aligning itself with partners that have technological expertise, in February 1996, the Company entered into an agreement with a 3-D seismic company to jointly explore the Hostetter Field. This partner in turn will provide the Company with a similar opportunity in one of its current exploration projects. The Company and 3- D seismic partner have also jointly formed a geologic team to assist them in the evaluation of the Hostetter 3-D program. Management anticipates its relationship with 3-D seismic partner will lead to other 3-D CAEX opportunities for the Company during 1996.

         PRIMARY OPERATING AREAS

         San Joaquin Basin (California). In June 1994, the Company acquired 75% of Bakersfield Energy Resources, Inc. and its affiliates' ("Bakersfield Energy") interests in the Lost Hills oil and gas field and a 23 MMcf per day gas processing plant in the San Joaquin Basin of California, for a total purchase price of approximately $46 million. The properties produce a light (approximately 40o gravity), low sulfur crude oil that has a higher value product yield than most other crude oils produced in California and consequently sells at a premium in that market. In March 1996, this light oil sold for over $20.00 per barrel. The associated natural gas produced with the crude oil has a high Btu content (approximately 1,240 Btu) which yields in excess of 2 gallons of NGLs per Mcf of natural gas when processed in the Company's gas plant.

         At the time of acquisition, the Bakersfield Properties had 47 net productive wells with average daily production of approximately 546 Bbls of oil and 7,195 Mcf of gas per day. Estimated net proved reserves attributable to the interests acquired by the Company in the Bakersfield Properties was 6.6 MMBbls of crude oil and 46.8 Bcf of natural gas, or a total of 14.5 MMBOE and a Pre-tax SEC 10 Value of $49.7 million. Since the acquisition, the Company, in conjunction with the operator of the properties, has drilled 71 wells on the Bakersfield Properties and expects to drill an additional 178 wells over the next five years. As a result of drilling completed through December 1995, the Company's average daily production from these properties increased to 1,174 Bbls of oil and 11,700 Mcf of gas per day based on the quarter ended December 31, 1995. The Company's net proved reserves from the Bakersfield Properties have increased to 25.7 MMBOE at January 1, 1996, with a Pre-tax SEC 10 Value of $105.2 million.

         The gas processing plant acquired as part of the Bakersfield Properties is a modern, refrigeration liquid extraction facility with inlet capacity of 23 MMcf of gas per day and liquid fractionation capacity of 100,000 gallons of NGLs per day. Currently, the plant processes most of the gas produced from the Bakersfield Properties as well as gas produced by third parties.

         The Bakersfield Properties are currently being operated by Bakersfield Energy, a company which originally acquired an interest in these properties in 1990 and has retained a 25% ownership. In addition, the Company entered into a joint acquisition agreement with Bakersfield Energy which gives each party the right to participate equally in any acquisition of oil and gas interests located within the state of California by the other party.

         South Texas. The Company has worked with Washington Energy Exploration, Inc., which was acquired by Cabot Oil and Gas Corporation, to acquire interests in oil and gas properties located in South Texas ("South Texas Properties") for a total acquisition cost net to the Company of $5.4 million. Current average daily production in South Texas is 44 Bbls of crude oil and 4,187 Mcf of natural gas based on production in the quarter ended December 31, 1995, and estimated net proved reserves was 1.7 MMBOE at January 1, 1996.

         Permian Basin (West Texas/New Mexico). Since 1989, the Company has worked with Penroc Oil and Gas Corporation to jointly identify and acquire interests in oil and gas properties located in the Permian Basin with total acquisition costs net to the Company of $3.4 million. Subsequent remedial work, development drilling activity and secondary recovery procedures have resulted in current average daily production of 318 Bbls of crude oil and 458 Mcf of natural gas based on production in the quarter ended December 31, 1995, and estimated net proved reserves at January 1, 1996 was 2.2 MMBOE.

         FINANCING ACTIVITIES

         The Company has typically financed its acquisitions through the use of secured bank borrowings and periodic common and preferred equity placements. Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") has been the Company's principal banker since November 1989 with an initial credit facility of $2.9 million. The Company's credit facility with ING Capital has subsequently been increased at certain times in connection with the Company's various acquisitions of oil and gas properties. In June 1994, ING Capital (in conjunction with another bank) provided the Company with a $34.4 million credit facility and a $5 million bridge loan to help finance the acquisition of the Bakersfield Properties.

         On July 24, 1995, the Company consummated the sale of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 (the "Note Offering"). Each unit consisted of a $1,000 principal amount note and a warrant to purchase 22 shares of common stock. The notes and warrants became separately transferrable immediately after July 24, 1995.

         The net proceeds to the Company from the Note Offering was approximately $61 million after deducting discounts and offering expenses. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under the credit agreement with ING Capital and repay the $5 million bridge loan with ING Capital; (ii) redeem the total $10.9 million in outstanding shares of Series D Preferred Stock which were issued in connection with the acquisition of the Bakersfield Properties and (iii) acquire interests in additional producing wells in the Bakersfield Properties for $2.3 million. The Company used the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of 1995.

         Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING Capital, providing for a total credit facility of $15 million, $10 million of which was initially available. There was $5.6 million outstanding under this facility at December 31, 1995.

         SALES, MARKETS AND MARKET CONDITIONS

         With the exception of the gas produced from the Bakersfield Properties, all of the Company's production is generally sold at the wellhead or from on-site storage facilities to oil and gas purchasing companies in the areas where it is produced. Crude oil and condensate are typically sold at prices which are based upon posted field prices. The natural gas produced from the Bakersfield Properties is processed at the gas processing plant in which the Company has a 75% interest. The NGLs which are extracted in such process are sold in the spot market. Including the natural gas remaining after extraction of the NGLs, approximately 76% of the Company's 1995 natural gas production was subject to fixed-price contracts. The remainder of the Company's natural gas was sold at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or earlier.

         For much of the past decade, the markets for oil and natural gas have been volatile. The Company anticipates that such markets will continue to be volatile over the next year. As an independent oil and gas company, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, which are in turn dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

         Price fluctuations in the oil market have a significant impact on the Company's business because all of the Company's oil production is sold at prices based upon posted field prices which vary monthly. In order to minimize the price volatility to which the Company is subject, the Company entered into hedging contracts with third parties covering significant portions of its oil production in 1995. Additionally, price fluctuations in the gas market also have a significant impact on the Company's business because approximately 24% of the Company's natural gas production in 1995 was sold at spot market prices, and the Company currently anticipates that approximately 36% of the Company's estimated natural gas production for 1996 will be sold at spot market prices based on contracted volumes at December 31, 1995. The remainder of the Company's gas production is subject to certain fixed-price contracts. For further information concerning the Company's fixed-price sales and hedging contracts, see Note 9 of Notes to Consolidated Financial Statements included in
Item 8 herein.

         The Company's business is typically seasonal in nature. The demand for the Company's oil and gas production generally increases during the winter months. Gas prices in particular have been sensitive to weather patterns in recent years. Weather conditions at certain times of the year can also affect the operations of the Company's oil and gas properties and its ability to produce hydrocarbons in commercially marketable quantities.

         COMPETITION

         The acquisition, exploration and development of oil and gas properties is a highly competitive business. Many companies and individuals are engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States. The industry is not dominated by any single competitor or a small number of competitors. Many entities with which the Company competes have significantly greater financial resources, staff and experience. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of these competitors have financial and other resources substantially in excess of those available to the Company. Such competitive disadvantages could adversely affect the Company's ability to acquire desirable prospects or develop existing prospects.

         CUSTOMERS

         The following customers accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:

                Customer                                    1995        1994        1993
      ---------------------------                           ----        ----        ----
      Cabot Oil and Gas Marketing . . . . . . . . . . . .     -         21%          -
      Kern Oil and Refining . . . . . . . . . . . . . . .    10%        17%          -
      Mock Resources, Inc.  . . . . . . . . . . . . . . .    24%         -           -
      Valero Gas Marketing, L.P.  . . . . . . . . . . . .    10%         -           -
      Washington Energy Marketing,
       Inc.   . . . . . . . . . . . . . . . . . . . . . .     -          -          36%

         The Company considers its relationships with these purchasers to be satisfactory. The Company believes that the loss of any present purchaser would not have a material adverse effect on the Company's consolidated business.

         REGULATION

         GENERAL - The Company's business is affected by governmental laws and regulations, including price control, energy, environmental, conservation, tax and other laws and regulations relating to the petroleum industry. For example, state and federal agencies have issued rules and regulations that require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas and crude oil reserves through proration, and regulate environmental and safety matters. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on future operations.

         The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the industry.

         The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by reference thereto.

         NATURAL GAS SALES PRICE CONTROLS - Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted and by certain agencies of the federal government for operations on federal leases. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Currently, sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can be made at uncontrolled market prices, but Congress could reenact price controls at any time. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act which removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

         Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas shippers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly-applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders of virtually all Order No. 636 pipeline restructuring proceedings. Appeals of Order No. 636, as well as orders in the individual pipeline restructuring proceedings, are currently pending and the Company cannot predict the ultimate outcome of court review. This review may result in the reversal, in whole or in part, of Order No. 636.

         In 1994, the FERC announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner for setting rates for new interstate pipeline construction and the manner in which interstate pipelines release transportation capacity under Order No. 636.
While any resulting FERC action would affect the Company only indirectly, these inquiries are intended to further enhance competition in natural gas markets.

         The FERC has also recently clarified that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. The Company's gathering operations could be adversely affected should they be subject in the future to state regulation of rates and services, although the Company does not believe that it would be affected by such regulation any differently than other similar natural gas producers or gatherers. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including pipeline affiliates. This could allow such companies to compete more effectively with independent gatherers, such as the Company.

         The Company's natural gas gathering operations are generally subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, federal legislation addressing pipeline safety issues has recently been introduced before Congress. Among other things, the legislation includes a requirement that states adopt "one-call" notification systems. The Company cannot predict what effect, if any, the adoption of such legislation might have on the Company's operations.

         Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry historically has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

         TAXATION - The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws, including the Tax Reform Act of 1986. Certain transactions which were entered into in connection with the Company's 1987 recapitalization have, under the Tax Reform Act of 1986, significantly limited the Company's ability to utilize its net operating losses arising prior to the recapitalization. In addition, certain 1992 equity transactions resulted in additional restrictions on the utilization of net operating losses arising since 1987. For further information on the limitations of the Company's net operating loss carryforwards, see Notes to Consolidated Financial Statements included in Item 8 herein.

         In addition to the foregoing, federal as well as state tax laws have many provisions applicable to corporations in general, which could affect the potential tax liability of the Company.

         OPERATING HAZARDS AND ENVIRONMENTAL MATTERS - The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line production operations.

         Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

         Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

         EMPLOYEES

         At December 31, 1995, the Company had 11 full-time employees. The Company believes its relationship with its employees is satisfactory. The Company also employs technical consultants from time to time. The Company is not materially dependent on any of such consultants.


ITEM 2.  PROPERTIES

         PRODUCING ACREAGE AND WELLS

         The principal assets of the Company consist of interests in proved developed and undeveloped oil and gas leases in the United States. The Company's most significant oil and gas properties are located in the San Joaquin Basin of California, various fields in South Texas, the Morganza Field in Louisiana, the Foshee and West Foshee Fields in Alabama, and in various fields in the Southeast New Mexico and West Texas portions of the Permian Basin. These properties, in aggregate, accounted for approximately 96% of the Company's oil and gas revenues in 1995. Substantially all of the interests in the oil and gas properties of the Company are subject to liens securing the Company's credit facility with ING Capital and subject to a second priority lien under the Company's Senior Secured Notes and an indenture agreement.

         The Company did not participate in any exploratory prospects in 1995. The Company acquired an interest in certain exploratory acreage concurrent with the acquisition of interests in South Texas, but is not committed to participate in the exploratory drilling thereof. Workover and development activity in 1995 included significant development work on the San Joaquin Basin properties, remedial work on the Company's interests in the Foshee Field in Alabama and in the Permian Basin and the drilling of one successful development well in South Texas.

         A total of 44 successful development wells were drilled on the San Joaquin properties during 1995. The favorable results of the development drilling activity during 1995 and the successful completion of a step-out well on the Ellis Lease resulted in a significant expansion of the proven area on the Ellis Lease and the addition of 61 new proven undeveloped locations. It is anticipated that 50 additional wells will be drilled after 1995, with a total of 178 new wells planned to exploit the proven undeveloped reserves on the properties over the next several years. It is also anticipated that a waterflood project will be initiated in 1998. The Company's total future cost to develop the proven reserves on the properties is currently estimated at $56.6 million.

         It is also anticipated that workover and development activity will continue on the South Texas and Permian Basin properties during 1996, as the Company plans to continue to exploit the potential for additional reserves on the Company's properties in these areas. Anticipated 1996 development activities include continued secondary recovery development of certain properties in Lea County, New Mexico and West Texas and the continued development of the Company's South Texas Properties.

         The following table summarizes the Company's producing and shut-in wells and producing acreage as of December 31, 1995:

   Gross           Net             Producing         Undeveloped
 Wells (1)      Wells (2)           Acreage            Acreage
 ---------    -------------     --------------     --------------
 Oil   Gas     Oil     Gas       Gross    Net       Gross    Net
 ---   ---    -----   -----     -------  -----     -------  -----
 347    77    164.6   18.45     30,852   7,626     17,344   6,356

______________

         (1) The number of gross wells and acreage shown equals the total number of wells or acres in which a working interest is owned.
         (2) The number of net wells or acres shown equals the sum of the fractional working interests owned in gross wells or acres, expressed as whole numbers or fractions thereof.

      DRILLING ACTIVITIES

      The following table shows the gross and net number of exploratory and development wells drilled in the years indicated and the Company's interests therein:

                        1995            1994            1993
                     ----------      ----------      ----------
                     Gross  Net      Gross  Net      Gross  Net
                     -----  ---      -----  ---      -----  ---
Exploratory-
  Oil . . . . . .      -     -         -     -         -     -
  Gas . . . . . .      -     -         -     -         -     -
  Dry . . . . . .      -     -         -     -         -     -

Development-
  Oil . . . . . .     44   33.00      27   10.50      10    0.74
  Gas . . . . . .      1     .28       2     .60       4    1.37
  Dry . . . . . .      -     -         -     -         -     -

Total-
  Producing . . .     45   33.28      29   11.10      14    2.11
  Dry . . . . . .      -     -         -     -         -     -
                      --   -----      --   -----      --    ----

                      45   33.28      29   11.10      14    2.11
                      ==   =====      ==   =====      ==    ====

         PRODUCTION, REVENUES AND LIFTING COSTS

         The following table shows, for the years indicated, the net production, measured in barrels of oil and thousands of cubic feet of gas, attributable to the Company's oil and gas interests, the revenues derived by the Company from the sale of such production, the weighted average selling price per unit and the weighted average cost to the Company per unit produced. All average price data consider the effects of the Company's fixed-price sales and hedging contracts (dollar amounts in thousands except per unit data):

                                                                      1995             1994            1993
                                                                     ------           ------          ------
Production:
  Crude oil and condensate (Bbls) . . . . . . . . . . . . . . . .   463,000          312,000         179,000
  Plant NGLs (Bbls) . . . . . . . . . . . . . . . . . . . . . . .   207,000           94,000           3,000
  Natural gas (Mcf) . . . . . . . . . . . . . . . . . . . . . . . 5,137,000        3,326,000       1,985,000

Revenues:
  Crude oil and condensate  . . . . . . . . . . . . . . . . . . .   $ 7,625          $ 4,925          $2,951
  Gas plant and related revenue . . . . . . . . . . . . . . . . .     6,362            1,990              38
  Natural gas . . . . . . . . . . . . . . . . . . . . . . . . . .     8,405            6,045           3,518
                                                                     ------           ------           -----
    Total oil and gas operating revenues  . . . . . . . . . . . .   $22,392          $12,960          $6,507
                                                                     ------           ------           -----

Costs:
  Production expenses . . . . . . . . . . . . . . . . . . . . . .   $ 5,263          $ 3,610          $2,249
  Gas plant expenses  . . . . . . . . . . . . . . . . . . . . . .     3,704              832             -
                                                                     ------           ------           -----
    Total oil and gas operating costs . . . . . . . . . . . . . . . $ 8,967          $ 4,442          $2,249
                                                                     ------           ------           -----

Weighted average selling price:
  Crude oil and condensate (per Bbl)  . . . . . . . . . . . . . .    $16.49           $15.79          $16.46
  Plant NGLs (per Bbl)  . . . . . . . . . . . . . . . . . . . . .    $16.06           $13.95             -
  Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . . .    $ 1.64           $ 1.82          $ 1.77

Production costs per BOE  . . . . . . . . . . . . . . . . . . . .    $ 3.99           $ 4.13          $ 4.41

         Revenues relating to the gas plant as presented include sale of plant NGLs, resale of purchased third party gas, processing fees and other. Weighted average selling price for plant NGLs is calculated based on revenue derived from the sale of NGLs only.

         RESERVES

         The Company's net proved reserves, net proved developed reserves and the standardized measure of discounted future net cash flows from such proved reserve quantities are shown in Note 17 of Notes to Consolidated Financial Statements contained in Item 8 herein. The majority of the Company's oil and gas interests is held through mineral leases which are kept open by current production and will continue to remain open so long as there is production of oil and gas in commercial quantities from such interests.

         OFFICE FACILITIES

         The Company's corporate headquarters are located at Five Post Oak Park, Suite 2220, Houston, Texas in rented office space.

ITEM 3.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, no material lawsuits are pending or have been threatened against it. Due to the nature of its business, however, the Company may be, from time to time, a party to certain legal or administrative proceedings arising in the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on The Nasdaq Stock Market ("NASDAQ") under the symbol "HARC". Quotations of the sales volume and the closing sales prices of the common stock are listed daily in NASDAQ's national market listings. The following table sets forth the range of high and low bid prices of the common stock as quoted by NASDAQ's monthly statistical report for the periods indicated. Such prices represent interdealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions:

                             1995                  1994
                         -------------        -------------
      Quarter Ended       High    Low          High    Low
      -------------      -----   -----        -----   -----
      March 31 . . . . . $4.38   $2.88        $4.00   $3.00
      June 30. . . . . . $4.38   $2.75        $4.00   $3.25
      September 30 . . . $3.50   $2.50        $4.00   $3.00
      December 31. . . . $3.38   $1.88        $4.00   $2.75


         On March 26, 1996, the closing bid price for the common stock as reported by NASDAQ was $4.75 per share. The Company had approximately 1,860 stockholders of record at that date.

         The Company has never paid dividends on its common stock. Pursuant to the terms of the Company's Senior Secured Notes and its credit facility, it is currently restricted from the payment of dividends on its common stock (except dividends paid in shares of common stock). Additionally, pursuant to the terms of the Company's preferred stock, the Company is restricted from the payment of dividends on its common stock (except dividends paid in shares of common stock) unless the Company is current in its payment of dividends on such preferred stock.

         None of the Company's warrants or preferred stock is or will be traded in any public trading market.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Item 8 of this report:

                                                      Year Ended December 31,
                      ----------------------------------------------------------------------------------------
                                            (Amounts in thousands except per share data)

                                                                  1992                         1991
                                                       -------------------------     -------------------------
                       1995       1994       1993       U.S.     Canada   Total       U.S.    Canada    Total
                      ------     ------     ------     ------    ------   ------     ------   ------    ------
Revenues . . . . . . $22,595    $13,213    $ 6,725    $ 3,312   $3,354   $ 6,666    $ 3,424   $2,610   $ 6,034

Net loss . . . . . . $(4,618)   $  (939)   $(1,041)   $(1,338)  $  (76)  $(1,414)   $(1,097)  $ (364)  $(1,461)

Net loss applicable
to common
stockholders . . . . $(7,765)   $(1,890)   $(1,287)   $(1,370)  $  (76)  $(1,446)   $(1,137)  $ (364)  $(1,501)

Net loss per
common share . . . . $  (.98)   $  (.29)   $  (.23)      n/a      n/a    $  (.41)      n/a      n/a    $  (.50)

Weighted average
number of common
shares outstanding .   7,904      6,447      5,492       n/a      n/a      3,512       n/a      n/a      2,973



                                                                                               1991
                                                                                     -------------------------
                       1995       1994       1993                          1992       U.S.    Canada     Total
                      ------     ------     ------                        ------     -----    ------    ------
Working capital. . . $ 1,325    $(7,943)   $ 1,551                       $   381    $    37   $ (165)  $  (128)

Total assets . . . . $94,231    $68,573    $17,937                       $12,580    $ 6,771   $8,815   $15,586

Long-term debt . . . $68,709    $31,889    $ 8,067                       $ 4,712    $ 4,195   $5,633   $ 9,828

Minority interest. . $   -      $   -      $   -                         $   -      $   858   $  932   $ 1,790

Stockholders'
 equity. . . . . . . $10,214    $15,353    $ 7,536                       $ 4,645    $ 1,798      -     $ 1,798


         All amounts pertaining to Canadian operations for 1991 and 1992 relate to the Company's investment in Consolidated HCO Energy Ltd. ("HCO"). As a result of a series of equity transactions by HCO in late 1992, the Company's interest in HCO was reduced to 21% resulting in a deconsolidation of HCO's accounts at December 31, 1992. The Company disposed of its remaining interest in HCO in January 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All dollar amounts referenced in this Item 7 have been rounded to the nearest thousand.

         OVERVIEW

         The Company has grown through the acquisitions of oil and gas properties. Therefore, the Company's results of operations and financial position are significantly affected by such acquisitions and related financings.

         In June 1990, the Company increased its ownership of HCO, a Canadian oil and gas company, to over 50% and from June 1990 through December 1992, the accounts of HCO were consolidated with those of the Company. In December 1992, the Company's interest in HCO was decreased to 21% and HCO was deconsolidated. In January 1993, the shares of HCO common stock held by the Company were sold. The Company's results of operations for 1993 do not reflect any of the results of operations of HCO.

         In October 1992, the Company formed South Texas Limited Partnership ("STLP") with Washington Energy and an unrelated third party for the purpose of acquiring the South Texas Properties. At such time, the Company owned a 25.25% interest in STLP. The acquisition of the South Texas Properties was financed by STLP through a production note. In May 1993, the Company purchased an additional 12.625% interest in STLP with the proceeds of the sale of 10,000 shares of its Series C Convertible Preferred Stock and the assumption of an additional 12.625% of the production note relating to the South Texas Properties. Effective March 1, 1994, the STLP partners agreed to dissolve STLP and distribute all of the assets and liabilities of STLP to the partners in proportion to their respective interests.

         In March 1993, the Company exchanged 30,000 shares of its Series B Convertible Preferred Stock for certain gross overriding royalty and net profit interests in certain oil and gas properties located in Oklahoma, Texas, Louisiana and New Mexico (the "Royalty Interests").

         In June 1994, the Company acquired 75% of Bakersfield Energy's interests in the Lost Hills and North Antelope Hills oil and gas fields and a 23 MMcf per day gas processing plant in the San Joaquin Basin of California.

         In July 1995, the Company consummated the sale of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 and warrants to purchase 1,430,000 shares of common stock. Each unit consisted of a $1,000 principal amount note and 22 warrants to purchase an equal number of shares of common stock. The Company used the net proceeds of approximately $61 million to repay an aggregate of $39.3 million outstanding under its credit agreement and bridge loan with ING

Capital; redeem $10.9 million in outstanding shares of Series D Preferred Stock which were issued in connection with the acquisition of the Bakersfield Properties; acquire interests in additional producing wells in the Bakersfield Properties for $2.3 million; and finance a portion of the development of the Bakersfield Properties over the remainder of 1995. This refinancing of the Company's debt and capital structure resulted in an extraordinary loss on early extinguishment of debt of $1.9 million and accretion on Redeemable Preferred Stock of $2.1 million in the current year.

         In order to protect against the effects of declines in oil and gas prices, the Company generally enters into either fixed-price sales or hedging contracts covering significant portions of the Company's estimated future production. The Company believes that its hedging strategy has allowed it to grow more rapidly by providing more predictable cash flows with which to finance its acquisitions and development drilling activities.

         In September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, and recognize a loss if such recoverable amounts are less. The adoption of SFAS 121 resulted in an impairment loss of $876,000 which was included in depletion, depreciation, amortization and impairment in 1995. The Company uses the successful efforts method of accounting for its oil and gas properties. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 herein for summary of significant accounting policies.

         RESULTS OF OPERATIONS - COMPARISON OF 1995 TO 1994

         ACQUISITION OF BAKERSFIELD PROPERTIES - Included in results of operations for the current year are twelve months of operations from the Bakersfield Properties, as compared to six months of operations in the comparable period of 1994. The Bakersfield Properties were acquired on June 30, 1994. (See Note 4 of Notes to Consolidated Financial Statements included in Item 8 herein.)

         REVENUES - The Company's total revenues increased $9,382,000 (71%) from $13,213,000 in 1994 to $22,595,000 in 1995.

         The Company's total oil and gas revenues increased $5,048,000 (46%) from $10,982,000 in 1994 to $16,030,000 in 1995. Oil revenues increased
$2,688,000 (54%) due primarily to an increase in oil production volumes of 151,000 barrels (48%), from 312,000 barrels in 1994 to 463,000 barrels in 1995.
The increased production was a result of the acquisition of the Bakersfield Properties, which produced 304,200 barrels of oil in 1995 as compared to 131,400 barrels in 1994 (six months). Oil production from the Company's other properties decreased 30,000 barrels (16%) in the aggregate due to normal production declines. The average price received for oil was $16.49 per barrel during 1995 compared to $15.79 per barrel in 1994.

         The Company's gas revenues increased $2,360,000 (39%) in 1995 in spite of lower gas prices due to increased production. Gas production increased 1,811,000 Mcf (54%) from 3,326,000 Mcf in 1994 to 5,137,000 Mcf in 1995. The
Bakersfield Properties contributed 3,217,000 Mcf of production in 1995 as compared to 1,315,000 Mcf in 1994 (six months). Gas production from the Company's other properties decreased 90,000 Mcf (5%) in the aggregate during 1995 due to normal production declines. The average price received for gas was $1.64 per Mcf in 1995 as compared to $1.82 per Mcf in 1994.

         During 1995, the Company realized revenues of $6,362,000 from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These revenues consisted of $2,320,000 in the resale of natural gas purchased from third parties, $3,321,000 in the sale of processed natural gas liquids, $111,000 in gas processing fees and $610,000 from the monetization of certain index-based gas contracts. In 1994, the Company realized gas plant revenues of $1,978,000 (six months), which consisted of $718,000 in the resale of purchased natural gas, $1,199,000 from the sale of processed natural gas liquids and $61,000 in gas processing fees.

         The Company realized interest and other income of $164,000 and $39,000, respectively, in the current year. This compares to interest and other income of $16,000 and $237,000, respectively, in 1994. The increase in the current year's interest income is due to significantly larger cash balances resulting from the recent Note Offering in July 1995. Other income in 1994 was primarily a gain on sale of miscellaneous oil and gas properties.

         COSTS AND EXPENSES - Total costs and expenses increased $11,295,000 (81%) from $14,030,000 in 1994 to $25,325,000 in 1995.

         The Company's production costs increased $1,653,000 (46%) from $3,610,000 in 1994 to $5,263,000 in 1995. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $3,050,000 of production costs incurred in 1995 as compared to $1,373,000 in 1994 (six months). Production costs on the Company's other properties decreased $33,000 in the aggregate during the current year. Average production costs decreased to $3.99 per BOE in 1995 as compared to $4.13 per BOE in 1994.

         During 1995, the Company incurred costs of $3,704,000 resulting from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These costs included $1,998,000 for the purchase of natural gas for processing and resale and $1,706,000 of direct operating expenses. During 1994, the Company incurred gas plant costs of $1,708,000 (six months) consisting of $876,000 of natural gas purchased for resale and $832,000 of direct operating expenses.

         The Company incurred incidental abandonment costs of $4,000 in the current year as compared to $75,000 during 1994. Engineering and geological expenses increased $53,000 (21%) from $254,000 in 1994 to $307,000 in 1995 due to an increase in the number of oil and gas properties owned by the Company and activities related to their evaluation and management.

         The Company adopted in the current year SFAS 121 which resulted in a non-cash impairment charge of $876,000 which is included in depletion, depreciation, amortization and impairment expense ("DD&A"). Excluding the impairment charge, the Company's DD&A increased $1,200,000 (31%) from $3,897,000 in 1994 to $5,097,000 in 1995. This was a result of the substantial increase in acquisition and development costs related to the Bakersfield Property acquisition. The DD&A rate, excluding the effects of SFAS 121, was $3.60 per BOE in 1995 as compared to $4.26 during 1994 as a result of an increase in oil and gas reserves attributable to the Bakersfield Properties during the current year. Further affecting the increase in overall DD&A expense was $314,000 in depreciation expense in the current period relating to the natural gas processing plant acquired with the Bakersfield Properties as compared to $145,000 in 1994 (six months).

         The Company's general and administrative expenses increased $730,000 (36%) from $2,014,000 in 1994 to $2,744,000 in 1995. Increases in G&A were a result of the Company's increased development and financing activities and general expansion.

         The Company's interest expense increased $4,578,000 from $2,268,000 in 1994 to $6,846,000 in 1995. This was due to the increased bank debt resulting from the original financing of the Bakersfield Properties in June 1994 and subsequent refinancing of that bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. Also increasing interest expense in the current period was increased amortization of deferred financing costs resulting from these financings.

         Other expense of $483,000 in the current year resulted from the write-down of a long-term investment of $261,000, bad debt expense of $90,000 and a $132,000 loss on the disposition of miscellaneous oil and gas properties. In 1994, the Company recorded a charge of $203,000 from a write-off of a portion of its interests in the South Texas Properties, a portion of which was conveyed to a third party pursuant to the terms of the dissolution of STLP.

         EXTRAORDINARY ITEM - In connection with the refinancing of its long-term debt, the Company incurred in the current year a non-cash extraordinary charge of $1,888,000 resulting from the early extinguishment of debt. This was primarily the write-off of all deferred financing costs associated with the Company's bank debt and Redeemable Preferred Stock which were repaid in July 1995. During 1994, the Company incurred an extraordinary non-operating charge of $122,000 resulting from the early extinguishment of debt in the refinancing of the South Texas Properties in connection with the dissolution of STLP.

         ACCRETION - During the current year, the Company incurred a non-cash accretion charge of $2,147,000 on its Series D Preferred Stock. This accretion charge was primarily the result of the early redemption of the Series D Preferred Stock in connection with the refinancing of the Company's long-term debt.

         PREFERRED DIVIDENDS - Dividends on preferred stock were $1,000,000 for 1995 as compared to $795,000 in 1994. Increased dividends in the current year were a result of the Series D and Series E Preferred Stocks being outstanding for a longer portion of the year during 1995 as compared to 1994 and an increase in the Series E coupon rate from 4% to 9% effective July 1995. Dividends in 1995 consisted of $464,000 in cash, $476,000 in shares of Series D Preferred Stock and $60,000 in common stock of the Company. Dividends for 1994 consisted of $280,000 in cash, $455,000 in shares of Series D Preferred Stock and $60,000 in common stock of the Company.

         NET LOSS - The Company's net loss from continuing operations for 1995 was $2,730,000 ($0.35 per share), while net loss attributable to common stockholders after extraordinary item, preferred dividends and accretion was $7,765,000 ($0.98 per share). In 1994, the Company had a net loss from continuing operations of $816,000 ($0.10 per share) and net loss to common shareholders of $1,890,000 ($0.29 per share) after extraordinary item, preferred dividends and accretion.

         RESULTS OF OPERATIONS - COMPARISON OF 1994 TO 1993

         ACQUISITION - Included in results of operations for 1994 are six months of operations from the Bakersfield Properties, which were acquired on June 30, 1994.

         REVENUES - The Company's total revenues increased $6,488,000 (96%) from $6,725,000 in 1993 to $13,213,000 in 1994.

         The Company's oil and gas revenues increased $4,475,000 (69%) from $6,507,000 in 1993 to $10,982,000 in 1994. Oil revenues increased $1,975,000
(67%) from $2,950,000 in 1993 to $4,925,000 in 1994 due to higher oil production. The Company's oil production increased approximately 133,000 barrels (74%) from 179,000 barrels in 1993 to 312,000 barrels in 1994. The increased production was primarily a result of the acquisition of the Bakersfield Properties, which contributed 131,400 barrels during the last six months of 1994. The Company's Permian Basin Properties experienced an increase of 5,400 barrels in 1994 due to the Company's acquisition of additional oil and gas interests in that area in late 1994. Additionally, oil production from the South Texas Properties increased by 2,100 barrels due to the additional 12.625% interest in those properties acquired by the Company in May 1993 and the drilling of four development wells in late 1993 and early 1994. Oil production from the Company's Gulf Coast and other properties declined approximately 6,200 barrels in the aggregate due to normal production declines. The average price received for oil was $15.79 per barrel during 1994 compared to $16.46 per barrel in 1993.

         The Company's gas revenues increased $2,527,000 (72%) from $3,518,000 in 1993 to $6,045,000 in 1994 also due to increased production. Gas production increased 1,341,000 Mcf (68%) from 1,985,000 Mcf in 1993 to 3,326,000 Mcf in
1994. The acquisition of the Bakersfield Properties contributed 1,315,000 Mcf of the increase while production from the South Texas Properties increased 174,000 Mcf due to the additional 12.625% interest acquired by the Company and the drilling of four development wells. Gas production from the Royalty Interests decreased 76,000 Mcf in 1994 as compared to 1993 as a result of mechanical problems with a gas purchaser's compression facilities which serve a significant gas lease. These facility problems were corrected in the fourth quarter of 1994. Gas production from the Company's other properties decreased 72,000 Mcf in the aggregate in 1994 due to normal production declines. Average prices received for gas were $1.82 per Mcf in 1994 as compared to $1.77 per Mcf in 1993. Excluding natural gas liquids attributable to the Bakersfield gas plant, the Company also realized $12,000 in natural gas liquids sales in 1994 as compared to $39,000 in 1993.

         During 1994, the Company realized revenues of $1,978,000 from its share of the operations of the natural gas processing plant acquired as part of the Bakersfield Properties. These revenues consisted of $718,000 in the resale of natural gas purchased from third parties, $1,199,000 in the sale of processed natural gas liquids, including the sale of natural gas liquids extracted from the natural gas purchased from third parties and $61,000 in gas processing fees.

         The Company realized other income of $237,000 in 1994 resulting primarily from a gain on the sale of securities. During 1993, the Company had other income of $197,000 resulting primarily from the sale of its interests in several minor oil and gas properties.

         COSTS AND EXPENSES - Total costs and expenses increased $6,264,000 (81%) from $7,766,000 in 1993 to $14,030,000 in 1994.

         The Company's production costs increased $1,361,000 (61%) from $2,249,000 in 1993 to $3,610,000 in 1994. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $1,373,000 in production costs during the last six months of 1994. Production costs on the South Texas Properties increased $143,000 in the current year due to developmental drilling activities while production costs from the Company's other oil and gas properties decreased $155,000 in the aggregate as a result of lower workover costs.

         During 1994, the Company incurred operating costs of $1,708,000 associated with the natural gas processing plant acquired as part of the Bakersfield Properties. These costs included $876,000 from the purchase of natural gas for processing and resale and $832,000 of directing operating expenses.

         The Company incurred incidental abandonment costs on older non-productive leases of $75,000 in 1994 as compared to $41,000 in 1993. Engineering and geological expenses increased $66,000 (35%) from $188,000 in 1993 to $254,000 in 1994 due to the Company's increased activities.

         The Company's depletion, depreciation and amortization expense increased $1,256,000 (48%) from $2,641,000 in 1993 to $3,897,000 in 1994 as a result of increases in depreciable oil and gas assets due to acquisitions and development costs. The DD&A rate per BOE for oil and gas reserves decreased from $5.13 per BOE in 1993 to $4.26 per BOE in 1994 due to lower acquisition costs per BOE for oil and gas reserves acquired during 1994 and positive reserve revisions during 1994. Further affecting the increase in overall DD&A expense was depreciation expense relating to the natural gas processing plant acquired as part of the Bakersfield Properties in 1994.

         The Company's general and administrative expenses decreased slightly from $2,105,000 in 1993 to $2,014,000 in 1994 (4%). The Company experienced
$142,000 in nonrecurring costs resulting from its relocation from California to Texas during 1993.

         The Company's interest expense increased $1,727,000 from $542,000 in 1993 to $2,269,000 in 1994 primarily as a result of the bank debt used to finance the acquisition of the Bakersfield Properties in June 1994. The Company's bank debt increased from $8,541,000 at December 31, 1993 to $39,400,000 at December 31, 1994, resulting in a significantly higher average debt balance during the current year.

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

         Total dividends on preferred stock were $795,000 in 1994, as compared to $246,000 in 1993. The increase in dividends was a result of the issuance of additional preferred stock as part of the financing for the acquisition of the Bakersfield Properties. Dividends in 1994 consisted of $280,000 in cash, $455,000 in Series D Preferred Stock and detachable warrants and $60,000 in common stock of the Company. All 1993 dividends were paid in cash. The Company also incurred a non-cash charge of $156,000 attributable to accretion on its Series D Redeemable Preferred Stock in 1994.

         NET LOSS - The Company's net loss before the extraordinary item in 1994 was $816,000, and $939,000 after the extraordinary item. Net loss attributable to common stockholders was $1,890,000 ($.29 per share) after preferred dividends, accretion on preferred stock and the extraordinary item. In 1993, the Company had a net loss of $1,041,000 and a loss of $1,287,000 ($.23 per share) attributable to common shareholders after preferred dividends.

         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and debt and equity financings. During the year ended December 31, 1995, the Company had cash flows from operations of $5,016,000 as compared to $2,741,000 during 1994. The Company realized net proceeds of $15,541,000 from financing activities during 1995 which were primarily the result of the Company refinancing its debt and capital structure through the Note Offering. In 1994, the Company realized $41,477,000 from financing activities, primarily from the issuance of debt and sale of preferred and common stock. The Company utilized a net of $9,251,000 for investing activities in the current year as compared to $45,481,000 during 1994.

         WORKING CAPITAL - The Company had net working capital of $1,325,000 with a current ratio of 1.1:1 at December 31, 1995 as compared to a net working capital deficiency of $7,943,000 and a current ratio of 0.4:1 at December 31, 1994. At December 31, 1994, current liabilities included a $5 million bridge loan and $2,511,000 of current maturities under the Company's credit agreement. All borrowings outstanding under the bridge loan and the credit agreement were refinanced on a long-term basis in July 1995 with proceeds from the Note Offering.

         OPERATING ACTIVITIES - Discretionary cash flow is a measure of performance which is useful for evaluating exploration and production companies. It is derived by adjusting net loss to eliminate the non-cash effects of exploration expenses, including dry hole and abandonment costs, depletion, depreciation, amortization and impairment and (gain) loss on sale of assets. The effects of non-cash working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt service and repayment and dividend payments.

         During the current year, the Company generated discretionary cash flow of $4,746,000 (before non-cash changes in working capital of $269,000). This compares to $3,636,000 (before non-cash changes in working capital of $895,000) during 1994. The improvement in the current year, in spite of significantly increased debt service, was primarily a result of increased oil and gas revenues resulting from a full year's results of operations from the Bakersfield Properties and the further development of the properties which resumed in late July 1995. The Company had drilled 42 wells from July through December 1995, 36 of which were producing with 6 awaiting completion at that date. As a consequence of these drilling activities and the acquisition of certain additional interests in the properties, HarCor's share of sales production from the Bakersfield Properties was 1,148 BPD and 11,600 Mcfd during the fourth quarter of 1995, showing increases of 40% and 44%, respectively, over fourth quarter 1994.

         In addition, the Company realized a net profit margin of $2,657,000 on its gas plant operations in 1995 as compared to $271,000 in 1994. This was again a result of a full year of operations during 1995 and, additionally, increased lease production volumes processed through the plant resulting in increased NGL sales.

         The Company expects further improvement in operating cash flows in future periods as a result of this drilling and development program. As of January 1996, all of the wells drilled on the Bakersfield Properties were completed and producing, and the Company expects increased average rates of production for both oil and gas in the first quarter of 1996 as compared to fourth quarter 1995.

         FINANCING ACTIVITIES - On July 24, 1995, the Company consummated the sale of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 and warrants to purchase 1,430,000 shares of common stock. Each unit consisted of a $1,000 principal amount note and 22 warrants to purchase an equal number of shares of common stock. The notes and warrants became separately transferrable immediately after July 24, 1995.

         The net proceeds to the Company from the offering of units was approximately $61 million after deducting discounts and offering expenses. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its credit agreement with ING Capital and repay $5 million outstanding under a bridge loan with ING Capital; (ii) redeem the total $10.9 million in outstanding shares of Series D Preferred Stock and (iii) acquire interests in additional producing wells in the Bakersfield Properties for $2.3 million. The Company used the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of 1995. Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING Capital. (See New Credit Agreement, which follows.)

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

         In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase notes from all holders thereof in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon. (See Note 7 of Notes to Consolidated Financial Statements contained in Item 1 herein for a complete description of the notes.)

         All of the obligations of the Company under the notes and related indenture are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries, which are also collateralization under a secured credit agreement (see below).

         Concurrent with the closing of the Note Offering in July 1995, the Company repaid all borrowings under its then existing credit agreement and entered into a new credit agreement with ING Capital (the "New Credit Agreement").

         The New Credit Agreement provides that the Company initially may borrow up to $10 million on a revolving credit basis. Availability under the New Credit Agreement is limited to a "borrowing base" amount. The borrowing base will be determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The initial borrowing base was set at and is currently $10 million and ING Capital will have no obligation to increase the borrowing base above this amount. Availability under the New Credit Agreement, as amended in March 1996, will terminate on June 30, 1997, at which time amounts outstanding under the New Credit Agreement will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. There was $5.6 million outstanding under the New Credit Agreement at December 31, 1995. The effective interest rate on the balance outstanding was approximately 9% at that date. Amounts advanced under the New Credit Agreement will bear interest at an adjusted Eurodollar rate plus 2.50%.

         The New Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The New Credit Agreement also contains customary default provisions.

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

         Additionally, the Company paid $464,000 in cash dividends on preferred stock during the current year, which is reflected in financing activities.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the three years ended December 31, 1995 have not had any material effect on the Company's liquidity or results of operations. (See Note 9 of Notes to Consolidated Financial Statements included herein.)

         CAPITAL EXPENDITURES AND FUTURE OUTLOOK - Subsequent to the refinancing of its debt, the Company spent $2.3 million on the acquisition of interests in additional producing wells on the Bakersfield Properties, and spent approximately $15 million on developmental and drilling activities on these properties through December 31, 1995. The Company also spent an aggregate of $848,000 on the development of its Permian and South Texas Properties during 1995. (See "Operating Activities" for current production rates.)

         The Company intends to spend an additional estimated $56.6 million for capital expenditures to develop the proved reserves of the Bakersfield Properties, of which $16 million is planned to be spent during 1996, $12 million in 1997 and $28.6 million thereafter. An additional $3 million will be spent over the next several years for the development of the Company's other properties. The Company plans to fund 1996 and future capital expenditures from operating cash flows and borrowings under the New Credit Agreement.

         The Company currently anticipates that total additional drilling necessary to develop the Bakersfield Properties after 1995 will result in approximately 178 new wells. The projected total development costs for the existing proved reserves assigned to the Bakersfield Properties after 1995 are estimated at approximately $42 million net to the Company based on current drilling costs.

         The Company also plans to spend approximately $1.5 million to drill two horizontal wells on these properties during 1996. The first of these wells will be drilled on the Ellis Lease in the Diatomite formation to test a possible extension of the current proved area of the field and to evaluate the use of horizontal wells to replace certain infill vertical wells on the Ellis Lease. A second horizontal well is planned to evaluate its applicability to producing the deeper Reef Ridge Shale zones on the Ellis Lease. If successful, additional horizontal locations may be identified for future drilling on the Ellis Lease as well as the Company's

Truman and Tisdale Leases in areas currently outside the proven areas of these fields. The Company currently estimates that there is potentially 9 MMBOE in reserves outside the current proven areas of these fields that may be recovered with future drilling. No assurances can be given, however, that any of such wells will be drilled, or that if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company is also involved in two small waterflood projects on its Permian Basin properties and has approximately $2.4 million in capital expenditures planned in this area during the next two years.

         Based on current engineering estimates, the Company anticipates producing from its existing proved producing properties approximately 744,000 barrels of oil and plant products and 6.3 Bcf of gas during 1996 and 516,000 barrels of oil and plant products and 4.5 Bcf of gas during 1997. If the Company adheres to its planned drilling and development program and capital expenditure schedule as described herein and is successful in these efforts, the Company anticipates producing from its existing proved undeveloped properties an additional 250,000 barrels of oil and plant products and 1.6
Bcf of gas in 1996 and 595,000 barrels of oil and plant products and 3.9 Bcf of gas in 1997. These production estimates are based on reports prepared by independent petroleum engineers as of January 1, 1996, and do not take into account risk factors such as deviations in the projected rates of declines on currently producing wells or less than anticipated production from development drilling activities and potential decreases in future oil and gas prices.

         The Company intends to continue participating in development drilling on its South Texas Properties as these opportunities arise. In the second half of 1995, the Company participated in a leasing program which was undertaken in South Texas around the Company's existing Hostetter Field for a planned 3-D seismic program. Processing of data from this seismic program should commence in May 1996, and drilling could begin in the third quarter of 1996. In furtherance of this effort and as part of the Company's strategy of aligning itself with partners that have technological expertise, in February 1996, the Company entered into an agreement with a 3-D seismic company to jointly explore the Hostetter Field. This partner in turn will provide the Company with a similar opportunity in one of its current exploration projects. The Company and its 3-D seismic partner have also jointly formed a geologic team to assist them in the evaluation of the Hostetter 3-D program. Management anticipates its relationship with 3-D seismic partner will lead to other 3-D CAEX opportunities for the Company during 1996.

         The Company expects that its available cash, expected cash flows from operating activities and availability under its New Credit Agreement will be sufficient to meet its financial obligations and fund its planned developmental drilling and exploration activities for the foreseeable future, provided, that (i) there are no significant decreases in oil and gas prices beyond current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such area with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

         In the event incremental cash flows from the Bakersfield Properties are not sufficient to fund both increased debt and development costs, or results from developmental drilling are not as successful as anticipated, then the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in its developmental drilling activities.

         The Company intends to continue efforts to acquire additional interests in selected producing oil and gas properties if and when these opportunities become available. Any such acquisitions would require borrowings under the New Credit Agreement and possibly additional debt or equity financing if needed.

         UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

         Certain of the statements set forth above under "Liquidity and Capital Resources - Capital Expenditures," such as the statements regarding estimated production amounts for 1996 and 1997, number of anticipated wells to be drilled in 1996 and thereafter and the planned 3-D seismic program, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in 1996 and 1997 are based upon product prices and costs as of December 31, 1995 (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1996 and 1997. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described in the Company's filings with the Securities and Exchange Commission. Because of the foregoing matters, the Company's actual results for 1996 and beyond could differ materially from those expressed in the above-described forward-looking statements.

         EFFECTS OF INFLATION AND CHANGES IN PRICE

         The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases, there could be a corresponding increase in the cost to the Company for drilling and related services, as well as an increase in revenues. Inflation has had a minimal effect on the Company.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item begins at Page F-1, following Page 50 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There have been no disagreements with the Company's independent public accountants with respect to accounting or financial statement disclosure matters.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         GENERAL

         The names and ages of the Company's executive officers and directors, including the two nominees for election to the Board of Directors, the principal occupation or employment of each of them during the past five years and at present, the name and principal business of the corporation or other organization, if any, in which such occupation or employment is or was carried on, directorships of other public companies or investment companies held by them, and the period during which the directors have served in that capacity with the Company are set forth below.

                                                                 Present Position                       Director
            Name                          Age                    With the Company                        Since
            ----                          ---                    ----------------                        -----
Mark G. Harrington  . . . . . . . . . .   43    Chairman of the Board of Directors and                   1987
                                                  Chief Executive Officer
Francis H. Roth . . . . . . . . . . . .   58    President, Chief Operating Officer and                   1989
                                                  Director
Gary S. Peck  . . . . . . . . . . . . .   43    Vice President - Finance, Chief                          N/A
                                                  Financial Officer and Secretary
Albert J. McMullin  . . . . . . . . . .   39    Vice President - Land, Contracts and                     N/A
                                                  Acquisitions
Robert J. Cresci* . . . . . . . . . . .   52    Director                                                 1994
Vinod K. Dar  . . . . . . . . . . . . .   45    Director                                                 1992
David E. K. Frischkorn, Jr. . . . . . .   45    Director                                                 1992
Ambrose K. Monell*  . . . . . . . . . .   41    Director                                                 1987
Herbert L. Oakes, Jr. . . . . . . . . .   49    Director                                                 1992
Robert A. Shore . . . . . . . . . . . .   49    Director                                                 1994

___________________________________
* Nominee for election at Annual Meeting

        Mr. Harrington has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1987. He also is President of Harrington and Company International Incorporated ("Harrington and Company"), an investment company which he founded in 1986. Harrington and Company is the general or managing partner of several limited partnerships which in the aggregate own approximately 20% of the outstanding Common Stock. In 1977, he joined Carl H. Pforzheimer and Co., an investment banking firm, where he became a partner in 1980 and remained as a partner until December 1985. During his eight years with Carl H. Pforzheimer and Co., he worked in the firm's research and corporate finance departments. In 1984, Mr. Harrington helped organize Chipco Energy Corporation, the holding company for the firm's oil and gas assets. He is a director of HCO Energy Ltd. and Jefferson Gas Systems, Inc. Mr. Harrington holds a Bachelor of Business Administration degree and a Master of Business Administration degree, both in finance, from the University of Texas.

        Mr. Roth has been President and Chief Operating Officer of the Company since March 1989. Prior to that time, he served as Vice President - Production of the Company since July 1988. He has been employed in various engineering positions with both Amoco and Chevron in several geographic locations. Prior to joining the Company, he had been employed for 16 years by MCO Resources, Inc., an oil and gas company, in various positions, including General Manager of Operations and Engineering. He also served as Vice President of Drilling and Production and Engineering for MCOR Oil and Gas Corporation, a subsidiary of MCO Resources, Inc. Mr. Roth holds a Bachelor of Science degree in petroleum engineering from the University of Kansas, a Master of Science degree in petroleum engineering from the University of Oklahoma and a Master of Business Administration degree from the University of California.

        Mr. Peck joined the Company as Vice President - Finance and Chief Financial Officer in October 1989 and became Secretary in November 1989. Prior to joining the Company, Mr. Peck acted as a financial consultant to the Company. Mr. Peck was Director of Finance for Herbert L. Farkas Company (a multi-location furniture and business equipment concern) from 1987 to 1989 and was Vice President - Finance and Chief Financial Officer of RAWA, Inc. (a franchising and car rental company) from 1985 to 1987. Prior to that, Mr. Peck had approximately seven years' experience in oil and gas accounting management with Minoco Southern Corporation and MCO Resources,Inc. He graduated from California State University at Long Beach in 1977 with a Bachelor of Science degree in accounting and finance.

        Mr. McMullin joined the Company as Vice President - Land, Contracts and Acquisitions in August 1992. Prior to joining the Company, Mr. McMullin was a gas supply manager for Mitchel Marketing Company since 1991 and for Delhi Gas Pipeline Corporation during 1990. Mr. McMullin also worked as an Accounts Manager for United Gas Pipeline from 1987 to 1989. From 1980 to 1985, Mr. McMullin worked for Atlantic Richfield Company as a landman. He holds a Bachelor of Arts degree in petroleum land management from the University of Texas and earned a Masters in Business Administration from the University of St. Thomas.

        Mr. Cresci has been as a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., Serv-Tech, Inc., EIS International, Inc., Sepracor, Inc., Vestro Natural Foods, Inc., Olympic Financial, Ltd., GeoWaste, Inc., Hitox, Inc., Natures Elements, Inc, Garnet Resources Corporation, Meris Laboratories, Inc. and several private companies.

        Mr. Dar has been Chairman of Jefferson Gas Systems, Inc. (a natural gas and electric power co-investment concern) since May 1991, and the Managing Director of Dar & Company (a consulting firm to energy companies and financial institutions) since August 1990. Currently he is Senior Advisor, RCG/Hagler, Bailly & Company, an international management consulting firm he helped found in 1980. He was also Chairman of Sunrise Energy Services between 1992 and 1994. Since 1980 Mr. Dar has held a variety of executive positions in the natural gas industry and with management consulting firms. He has been the Senior Vice President of American Exploration Company, an oil and gas firm, and Executive Vice President and Director of Hadson Corporation, a diversified public company. He was the founder and Chief Executive Officer of four major Hadson subsidiaries, Hadson Gas Systems, Hadson New Mexico, Hadson Liquid Fuels and Hadson Electric. He has a Bachelor of Science degree in engineering and a Master's degree in management and finance from MIT, where he also received his doctoral training in economics.

        Mr. Frischkorn has been Senior Vice President and Managing Director of the Energy Corporate Finance Department of Rauscher Pierce Refsnes, Inc., an investment banking firm, since January 1993. From 1988 to 1992, he was President of Frischkorn & Co., a Houston, Texas-based merchant banking firm specializing in oil and gas corporate finance services. Prior to that he served as Vice President, Energy Group of Kidder, Peabody & Co. in Houston, Texas and Senior Vice President, Corporate Finance of Rotan Mosle, Inc. in Houston. He holds a Bachelor of Arts degree in economics and german from Tufts University and a Masters of Business Administration from Columbia.

        Mr. Monell has been Vice President and a director of Harrington and Company since 1986. He has been active in the oil and gas industry since 1976. He graduated from the University of Virginia in 1976 with a Bachelor of Science degree in foreign affairs.

        Mr. Oakes is Managing Director and a principal of Oakes, Fitzwilliams & Co. Limited, a member of the London Stock Exchange, and which he founded in 1987. In 1973, he joined Dillon, Read & Co. Inc., an investment banking firm, in London. In 1982, he formed H. L. Oakes & Co. Limited specializing in arranging venture and development capital for U.S. and U.K. corporations. He is a director of Shared Technologies, Inc., The New World Power Corporation and a number of private corporations in the U.S. and the U.K.

        Mr. Shore was founder and has been Chief Executive Officer of Bakersfield Energy Resources, Inc. since 1990. He is responsible for evaluating and negotiating acquisitions, and planning the development of oil and gas properties for Bakersfield Energy Resources, Inc. For 20 years prior to founding Bakersfield Energy Resources, Inc., Mr. Shore held various engineering, supervisory and management positions with Mission Resources, Texaco Inc. and Getty Oil Company in California. Mr. Shore holds a Bachelor of Science degree in petroleum engineering from Stanford University. He is a member of the Kiwanis Club of East Bakersfield, the American Petroleum Institute, the Society of Petroleum Engineers and the California Independent Petroleum Association. Mr. Shore also serves as a Director of the Stanford University Petroleum Investment Fund.

        SECTION 16 REPORTING

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of copies of such reports received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1995 to December 31, 1995 all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with except that Robert A. Shore, a director, failed to file on a timely basis on Form 4 a report required by Section 16(a) during the said period. One report relating to two transactions was not reported on a timely basis, but these transactions were subsequently reported on Form 5 at the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

        EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding compensation earned during the last three years by the Company's Chief Executive Officer and each of the Company's two other most highly compensated executive officers (collectively, the "Named Executive Officers") based on salary and bonus earned in those years:

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                           Annual Compensation          Awards
                                                      ------------------------------  ----------
                                                                                      Securities
                                                                                          and
                                                                        Other Annual  Securities    All Other
            Name and                                                       Compen-    Underlying     Compen-
       Principal Position                Year      Salary        Bonus    sation(1)   Options(2)    sation(3)
       ------------------                ----      ------        -----    ---------   ----------    ---------
Mark G. Harrington  . . . . . . . . . .  1995      $190,000      $70,417     $ -0-       $ 50,000     $3,699
  Chairman of the Board                  1994       190,000       62,500       -0-        148,750      3,699
  and Chief Executive                    1993       190,000        7,917       -0-         40,000      3,455
  Officer

Francis H. Roth . . . . . . . . . . . .  1995       125,000       70,208       -0-         18,000      5,113
  President and Chief                    1994       125,000       32,500       -0-         75,625      5,113
  Operating Officer                      1993       125,000        5,208       -0-         25,000      4,779

Gary S. Peck  . . . . . . . . . . . . .  1995       100,000       39,167       -0-         16,000      2,306
  Vice President-Finance,                1994       100,000       17,500       -0-         42,500      2,306
  Chief Financial Officer                1993       100,000        4,167       -0-         17,500      2,156
  and Secretary

___________________________________

(1) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the Named Executive Officers.

(2) No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during any of the years presented.

(3) Such amounts were premiums paid by the Company for annual disability insurance for each such officer.

        STOCK OPTION GRANTS DURING 1995

        The following table provides details regarding stock options granted to the Named Executive Officers in 1995. The Company does not have any outstanding SARs.


                             OPTION GRANTS IN 1995

                                 Number of        % of Total
                                Securities         Options
                                Underlying        Granted to
                              Options Granted     Employees     Exercise or Base
           Name                   (#)(1)            in 1995      Price ($/Sh)(2)         Expiration Date
- -------------------------    ----------------     ----------    ----------------    -------------------------
Mark G. Harrington  . . . . . .   50,000            41.7%           $2.89           September 26, 2000

Francis H. Roth . . . . . . . .   18,000            15.0%           $2.63           September 26, 2000

Gary S. Peck  . . . . . . . . .   16,000            13.3%           $2.63           September 26, 2000

___________________________________

(1) Fifty percent of the options become exercisable on September 26, 1996 (the first anniversary of the date of grant), and the remaining fifty percent become exercisable on September 26, 1997. If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise of an option the optionee will be entitled to purchase, in lieu of the number and class of shares of Common Stock then covered by such option, the number and class of shares of stock and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the optionee had been the holder of record of the number of shares of Common Stock then covered by such option. If there is a Corporate Change, as defined in the 1994 Stock Option Plan, then the Stock Option and Compensation Committee, acting in its sole discretion, has the following alternatives, which may vary among individual optionees: (1) accelerate the time at which options then outstanding may be exercised, (2) require the surrender to the Company by selected optionees of some or all of the outstanding options held by such optionees, in which event the Committee will thereupon cancel such options and pay to each optionee a certain amount of cash or (3) make such adjustments to the options then outstanding as the Committee deems appropriate to reflect such Corporate Change. Any adjustment provided for pursuant to this paragraph will be subject to any required stockholder action.

(2) The exercise price per share with respect to the stock options granted to Messrs. Roth and Peck in 1995 is equal to the closing bid price of the Common Stock on the date of grant thereof, as quoted by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). Pursuant to the terms of the 1994 Stock Option Plan, because Mr. Harrington is deemed to own more than 10% of the Common Stock, the exercise price per share of all options granted to him in 1995 was 110% of the closing bid price of the Common Stock on the date of grant thereof, as quoted by NASDAQ.

        1995 OPTION EXERCISES AND OUTSTANDING STOCK OPTION VALUES AS OF DECEMBER 31, 1995

        The following table shows the number of shares acquired by the Named Executive Officers upon their exercise of stock options during 1995, the value realized by such Named Executive Officers upon such exercises, the number of shares of Common Stock covered by both exercisable and non-exercisable stock options as of December 31, 1995 and their values at such date.


                      AGGREGATED OPTION EXERCISES IN 1995
                     AND OPTION VALUES AT DECEMBER 31, 1995

                                                               Number of Securities Underlying        Value of Unexercised
                                                                    Unexercised Options at           In the-Money Options at
                                     Shares                          December 31, 1995(#)             December 31, 1995($)(1)
                                  Acquired on      Value       -------------------------------      ---------------------------
           Name                   Exercise(#)   Realized($)    Exercisable       Unexercisable      Exercisable   Unexercisable
- -------------------------         -----------   -----------    -----------       -------------      -----------   -------------
Mark G. Harrington  . . . . . .      -0-           N/A           204,500           112,500            12,750          -0-

Francis H. Roth . . . . . . . .      -0-           N/A           102,500            48,000            12,750          -0-

Gary S. Peck  . . . . . . . . .      -0-           N/A           101,500            31,000            23,375          -0-

___________________________________

(1) On December 31, 1995, the closing bid price of the Common Stock as quoted by NASDAQ was $2.625 per share. Value is calculated on the basis of the difference between the option price and $2.625, multiplied by the number of shares of Common Stock granted at that option price. The option price for exercisable options granted to Mr. Harrington, Mr. Roth and Mr. Peck covering 30,000, 30,000 and 55,000 shares, respectively, is $2.20 per share. The option prices for the remaining exercisable options and all of the unexercisable options are equal to or higher than $2.625 and therefore no value is ascribed to such options in the above table.

        RESTRICTED SHARE VALUES AS OF DECEMBER 31, 1995

        The following table shows the number of restricted shares of Common Stock held by the Named Executive Officers and their values at December 31, 1995:


                          RESTRICTED STOCK SHARES AND
                  RESTRICTED STOCK VALUES AT DECEMBER 31, 1995

                                                       Restricted            Restricted
                                                         Shares              Share Value
                              Name                         (#)                   ($)
                       ------------------               ---------            -----------
                       Mark G. Harrington . . . . . . . . 23,750               62,344

                       Francis H. Roth  . . . . . . . . . 15,625               41,016

                       Gary S. Peck . . . . . . . . . . . 12,500               32,813

___________________________________

(1) The Restricted Shares may not be sold, tendered, assigned, transferred, pledged or otherwise encumbered prior to the earliest of April 28, 1997 (lapse date), the date of a grantee's death or disability, or the date of a "Change of Control" of the Company, as defined in the Restricted Stock Agreement. In the event that a grantee terminates employment with the Company prior to the lapse date, the Restricted Shares shall revert back to the Company; provided, however, in the event a grantee is involuntarily terminated for any reason other than cause, the Compensation Committee of the Board of Directors of the Company administering this Agreement may, at its sole discretion, determine to release a prorated number of Restricted Shares, based on the number of months of active employment service during the restriction period, as a percentage of the total months of the restriction period.

(2) The value of Restricted Shares at December 31, 1995 is calculated by multiplying the number of Restricted Shares by the December 31, 1995 closing bid price of the Common Stock as quoted by NASDAQ, which was $2.625 per share.


        COMPENSATION OF DIRECTORS

        During 1995, nonemployee members of the Board of Directors received annual compensation of $10,000 plus $1,000 for each meeting of the Board of Directors attended in person ($250 per telephonic meeting) and reimbursement for their reasonable expenses incurred in connection with their duties and functions as directors. Directors of the Company who are also employees do not receive any compensation for their services as directors.

        On October 14, 1992, the Board of Directors adopted the Company's 1992 Nonemployee Directors' Stock Option Plan (the "Directors' Option Plan"). Under the Directors' Option Plan, upon the later of the effective date of the Directors' Option Plan or the date of their initial election or appointment to the Board of Directors, directors who are not employees of the Company were granted options to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Thereafter, and so long as the Directors' Option Plan is in effect, upon the completion of each full year of service on the Board of Directors, each nonemployee director continuing to serve as a director will automatically be granted an additional option to purchase 5,000 shares of Common Stock at an exercise price equal to 110% of the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Option Plan vest in equal parts over two years.

        Upon the first anniversary of their election to the Board of Directors (July 6, 1995), Messrs. Cresci and Shore were each automatically granted options to purchase 5,000 shares of Common Stock at an exercise price equal to 3.7125 per share, 110% of the fair market value of the Common Stock on such date.
Upon completion of their third full year of service after the effective date of the Directors' Option Plan (October 14, 1995), Messrs. Dar, Frischkorn and Monell were each automatically granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to $3.1625 per share, 110% of the fair market value of the Common Stock on such date. Upon the third anniversary of his initial election to the Board of Directors (November 17, 1995), Mr. Oakes was automatically granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to $2.6125 per share, 110% of the fair market value of the Common Stock on such date.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as to the number and percentage of shares of Common Stock owned beneficially as of March 25, 1996 by
(i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and each nominee for election as a director, (iii) each Named Executive Officer and (iv) all directors and officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, each named beneficial owner had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

                                                                        Shares Owned
                                                                        Beneficially              Percent
                                                                             As of                   of
                Beneficial Owner(1)                                   March 25, 1996(2)            Class
                -------------------                                   -----------------           -------
Harrington and Company International
   Incorporated(3)  . . . . . . . . . . . . . . . . . . . . . . . . . .     729,968                  8.4
Robert J. Cresci(4)(5)  . . . . . . . . . . . . . . . . . . . . . . . .   1,110,000                 12.8
Vinod K. Dar(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,500                   *
David E.K. Frischkorn, Jr.(4)(6)  . . . . . . . . . . . . . . . . . . .      52,500                   *
Mark G. Harrington(4)(7)  . . . . . . . . . . . . . . . . . . . . . . .     958,218                 10.7
Ambrose K. Monell(4)  . . . . . . . . . . . . . . . . . . . . . . . . .      46,421                   *
Herbert L. Oakes, Jr.(4)  . . . . . . . . . . . . . . . . . . . . . . .      32,500                   *
Gary S. Peck(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     131,500                  1.5
Francis H. Roth(4)  . . . . . . . . . . . . . . . . . . . . . . . . . .     160,625                  1.8
Robert A. Shore(4)(8) . . . . . . . . . . . . . . . . . . . . . . . . .   1,108,084                 11.7
FMR Corp.(9)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     550,000                  6.0
Bakersfield Energy Resources, Inc.(10)  . . . . . . . . . . . . . . . .   1,098,084                 11.6
Granite Capital L.P.(11)  . . . . . . . . . . . . . . . . . . . . . . .     612,092                  6.9
Pecks Management Partners Ltd.(12)  . . . . . . . . . . . . . . . . . .   1,100,000                 12.7
Trust Company of the West(13) . . . . . . . . . . . . . . . . . . . . .   1,728,009                 19.4
Wellington Management Company(14) . . . . . . . . . . . . . . . . . . .     468,700                  5.4
All Directors and Officers as a group
   (10 persons)(5)(6)(7)(8)(15) . . . . . . . . . . . . . . . . . . . .   3,663,348                 36.0

___________________________________
* Less than 1%

(1) Information with respect to beneficial ownership is based on information publicly available or furnished to the Company by each person included in this table.

(2) Includes, in each case, shares deemed beneficially owned by such persons or entities pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, because such persons or entities have the right to acquire such shares within 60 days upon the exercise of stock options or similar rights or because such persons or entities have or share investment or voting power with respect to such shares.

(3) The business address of Harrington and Company International Incorporated is 4400 Post Oak Parkway, Suite 2220, Houston, Texas 77027. Such amount includes (i) 372,305 shares held by Harrington and Company EV Fund I, Ltd., and (ii) 309,868 shares held by Harrington and Company EV Fund II, Ltd.

        (71,429 shares of which are issuable within 60 days upon conversion of Series A Preferred Stock held by Harrington and Company EV Fund II, Ltd.), of which limited partnerships Harrington and Company International Incorporated is the general or managing partner. The shares held by each such limited partnership are also deemed to be beneficially owned by such limited partnership. Harrington and Company International Incorporated disclaims beneficial ownership of such shares.

(4)     Includes, 10,000, 27,500, 27,500, 204,500, 27,500, 27,500, 101,500,
        102,500 and 10,000 shares for Messrs. Cresci, Dar, Frischkorn, Harrington, Monell, Oakes, Peck, Roth and Shore, respectively, purchasable within 60 days upon the exercise of stock options.

(5) Includes 1,100,000 shares and votes deemed to be beneficially owned by Pecks Management Partners Ltd., of which Mr. Cresci is a managing director (See Footnote 12). As a result, Mr. Cresci may be deemed to share voting and investment power with respect to such shares. Mr. Cresci disclaims beneficial ownership of such shares.

(6) Includes 25,000 shares issuable within 60 days upon the exercise of options held by Rauscher Pierce Refsnes, Inc., of which Mr. Frischkorn is a Senior Vice President and Managing Director. As a result, Mr. Frischkorn may be deemed to share voting and investment power with respect to such shares. Mr. Frischkorn disclaims beneficial ownership of such shares.

(7) Mr. Harrington is the Chief Executive Officer and Chairman of the Board of Directors of the Company. The number of shares indicated includes 729,968 shares deemed to be beneficially owned by Harrington and Company International Incorporated (see Footnote 3 above) of which Mr. Harrington is the majority stockholder, the President and a director. As a result, voting and investment power over such shares may be deemed to be shared between Mr. Harrington and Harrington and Company International Incorporated. Mr. Harrington disclaims beneficial ownership of such shares.

(8) Includes 1,098,084 shares deemed to be beneficially owned by Bakersfield Energy Resources, Inc., of which Mr. Shore is the Chief Executive Officer and a director (see Footnote 10). As a result, Mr. Shore may be deemed to share voting and investment power with respect to such shares. Mr. Shore disclaims beneficial ownership of such shares.

(9) The principal business address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Consists of 550,000 shares issuable upon exercise of a warrant granted to Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., as a result of Fidelity's acting as investment advisor to various investment companies registered under the Investment Company Act of 1940. FMR Corp. disclaims sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 550,000 shares owned by the Funds.

(10) The principal business address for Bakersfield Energy Resources, Inc. is 2131 Mars Court, Bakersfield, California 93308. Includes 857,143 shares of Common Stock issuable to Bakersfield Gas, L.P. upon its conversion of 30,000 shares of Series E Preferred Stock, of which limited partnerships Bakersfield Energy Resources, Inc. is the general or managing partner. The shares held by each such limited partnership are also deemed to be beneficially owned by such limited partnership.

(11) The principal business address for Granite Capital L.P. is 375 Park Avenue, 18th Floor, New York, New York 10152. Includes 256,400 shares of Common Stock issuable within 60 days upon conversion of 10,000 shares of the Series C Preferred Stock. Also includes 45,000 shares beneficially owned by an affiliate of Granite Capital L.P. and 3,000 shares beneficially owned by certain managed accounts for which Granite Capital is the investment manager and shares voting and investment power. Granite Capital L.P. disclaims beneficial ownership of such 3,000 shares.

(12) The principal business address for Pecks Management Partners Ltd. is One Rockefeller Plaza, New York, New York 10020. As investment manager for such clients, Pecks Management Partners Ltd. may be deemed to share voting and investment power with respect to such shares.

(13) The business address of Trust Company of the West ("TCW") is 865 South Figueroa, Suite 1800, Los Angeles, CA 90017. Includes 253,650 shares purchasable within 60 days upon the exercise of a warrant held by TCW. Includes 1,474,359 shares beneficially owned by a General Mills pension fund, which shares TCW controls voting and investment power as Investment Manager and Custodian. TCW disclaims beneficial ownership of the 1,474,359 shares.

(14) The principal business address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. Such shares are also deemed beneficially owned by Wellington Trust Co., N.A., a subsidiary of Wellington Management Company.

(15) Includes 1,514,572 shares purchasable within 60 days upon the exercise of stock options and warrants and the conversion of Convertible Preferred Stock held or deemed to be owned by all officers and directors.

        Holders of the Company's Series B, C and E Preferred Stock have certain voting rights, including the right to vote together with the holders of the Common Stock on all matters voted upon by the holders of the Common Stock. In all such matters, holders of the Series B, C and E Preferred Stock have the number of votes per share of such Preferred Stock equal to the whole number of shares of Common Stock into which each share of such Preferred Stock is convertible. The outstanding shares of Series B Preferred Stock are held by
(i) Citibank, N.A., as Trustee for the United Technologies Corporation Master Retirement Trust, United Technologies Building, Hartford, Connecticut 06101 (25%), (ii) Bankers Trust Company, as Trustee of the Hughes Aircraft Company Retirement Plan, 7200 Hughes Terrace, Los Angeles, California 90045-0066 (25%), and (iii) Bankers Trust Company, as Trustee of the GTE Service Corporation Plan for Employees' Pensions, One Stamford Place, Stamford, Connecticut 06904 (50%). All of the outstanding shares of the Series C Preferred Stock are held by Granite Capital Partners, L.P., 666 Fifth Avenue, 33rd Floor, New York, New York 10103. All outstanding shares of the Series E Preferred Stock are held by Bakersfield Gas, L.P., 2131 Mars Court, Bakersfield, California 93308.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company completed an agreement with Bakersfield Gas, L.P. in June 1995 for the exchange of a warrant to purchase 1,000,000 shares of Common Stock for 182,500 shares of Common Stock of the Company. This warrant had an exercise price of $5.00 per share and would have expired on June 30, 2001. Robert A. Shore, one of the Company's directors, is the Chief Executive Officer of Bakersfield Energy Resources, Inc., the general partner of Bakersfield Gas, L.P.

        The Company completed an agreement with the holders of the Company's Series D Preferred Stock (the "Series D Holders") in July 1995 for the redemption of the Series D Preferred Stock at its stated redemption price and the exchange of warrants to purchase 3,424,666 shares of Common Stock for 1,100,000 shares of Common Stock of the Company. These warrants had an exercise price of $3.67 per share and would have expired two years following the date of redemption of the Series D Preferred Stock. Robert J. Cresci, one of the Company's directors, is a managing director of Pecks Management Partners Ltd., the investment advisor to the Series D Holders.

        Vinod K. Dar, one of the Company's directors, was the Chairman of the Board of Directors and Chief Executive Officer of Sunrise Energy Services, Inc. ("Sunrise Energy") from October 1992 to October 1994. As part of the Company's acquisition of the Bakersfield Properties, the Company was assigned an interest in a previously existing gas marketing contract with Sunrise Energy Marketing Company ("Sunrise Marketing"), a subsidiary of Sunrise Energy, whereby Sunrise Marketing agreed to pay $1.97 per one million British thermal units ("MMBtu") for the delivery of 2,250 MMBtu of gas per day from the Bakersfield Properties during June, July and August of 1994. On November 15, 1994, Sunrise Marketing filed a voluntary petition for protection under Chapter 11, Title 11 of the United States Bankruptcy Code. As of December 31, 1995, Sunrise Marketing owed the Company approximately $92,000 for gas delivered by the Company during the term of such contract. The $92,000 amount owed to the Company by Sunrise Marketing is an unsecured claim and, as such, the Company is unable to determine whether such amount will be paid and if such amount is paid in full or in part, when such amount will be paid.

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

        Pre-tax SEC 10 Value. Estimated future net revenues discounted by a factor of 10% per annum, before income taxes and with no price or cost escalation or de-escalation, in accordance with guidelines promulgated by the Securities and Exchange Commission.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.  See the Index to Consolidated Financial Statements contained in
            Item 8 herein.

        2. No Schedules to the Consolidated Financial Statements are required to be filed.

        3.  Exhibits:

          3.1   Registrant's Certificate of Incorporation, as amended through July 13, 1995. (1)
          3.2   Certificate of Ownership and Merger dated March 6, 1996, merging HTAC Investments, Inc. into the
                Registrant. (15)
          3.3   Certificate of Ownership and Merger dated March 6, 1996, merging Warrior, Inc. into the Registrant. (15)
          3.4   Registrant's Bylaws, as amended. (1)
          4.1   Certificate of Designation, Powers, Preferences and Rights of the Series A Preferred Stock of the
                Registrant. (2)
          4.2   Certificate of Designation, Powers, Preferences and Rights of the Series B Convertible Preferred Stock
                of the Registrant. (2)
          4.3   Certificate of Designation, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
                of the Registrant. (2)
          4.4   Certificate of Designation, Powers, Preferences and Rights of the Series E Junior Convertible Preferred
                Stock of the Registrant. (2)
          4.5   Warrant to Trust Company of the West dated November 23, 1992. (4)
          4.6   Amendment No. 1 dated July 30, 1994 to Warrant Certificate dated November 23, 1992 between HarCor
                Energy, Inc. and Trust Company of the West. (12)
          4.7   Amendment No. 2 dated November 1, 1994 to Warrant Certificate dated November 23, 1992 between HarCor
                Energy, Inc. and Trust Company of the West. (11)
          4.8   Amended and Restated Registration Rights Agreement dated as of July 30, 1994 between the Registrant and
                Trust Company of the West. (12)
          4.9   Warrant to Internationale Nederlanden (U.S.) Capital Corporation dated November 20, 1989, as amended in
                December, 1990 and on March 18, 1994. (7)
          4.10  Warrant to First Union National Bank of North Carolina dated June 30, 1994. (12)
          4.11  Amendment No. 1, dated February 12, 1996, to Warrant to First Union National Bank of North
                Carolina dated as of June 30, 1994. (15)

            4.12       Registration Rights Agreement between the Registrant and First Union National Bank of North
                       Carolina dated as of June 30, 1994. (12)
            4.13       Amendment No. 1, dated February 12, 1996, to Registration Rights Agreement between the Registrant and First Union National Bank of North Carolina dated as of June 30, 1994. (15)
            4.14       Specimen of Common Stock Certificate. (9)
            4.15       Stock Purchase Agreement dated as of June 27, 1994 among HarCor Energy, Inc. and the Purchasers named on Schedule I thereto. (12)
            4.16       Form of Warrant to Rauscher, Pierce, Refsnes, Inc. (13)
            4.17       Warrant Agreement among HarCor Energy, Inc. and Texas Commerce Bank National Association as
                       warrant agent dated July 24, 1995. (14)
            4.18       Preferred Stock Warrant Agreement between HarCor Energy, Inc. and BT Securities Corporation dated
                       July 24, 1995. (14)
            4.19       Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc.,
                       BT Securities Corporation and Internationale Nederlanden (U.S.) Securities Corporation dated
                       July 24, 1995. (14)
            4.20       Securityholders' and Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC
                       Investments, Inc. and Texas Commerce Bank National Association, as trustee, dated July 24, 1995.
                       (14)
            4.21       Indenture among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc. and Texas Commerce
                       Bank National Association, as trustee, dated July 24, 1995, including forms of Series A Note and
                       Exchange Note as Exhibits A-1 and A-2 thereto, respectively. (14)
            4.22       First Supplemental Indenture dated as of October 11, 1995 to Indenture filed as Exhibit 4.21.
                       (14).
            10.1       Amended and Restated Credit Agreement between HarCor Energy, Inc. and Internationale Nederlanden
                       (U.S.) Capital Corporation, as Agent, and the Lenders identified therein dated as of July 15,
                       1995. (14)
            10.3       Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement and Financing
                       Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale Nederlanden
                       (U.S.) Capital Corporation, Lender dated March 18, 1994. (7)
            10.4       First Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security
                       Agreement and Financing Statement dated June 30, 1994 by HarCor Energy, Inc. for the benefit of
                       International Nederlanden (U.S.) Capital Corporation, in its capacity as Agent for itself and
                       First Union National Bank of North Carolina. (12)
            10.5       Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement Fixture Filing
                       and

                       Financing Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale
                       Nederlanden (U.S.) Capital Corporation, Lender dated June 30, 1994. (10)
            10.6       Agreement of Dissolution and Termination dated March 18, 1994 between Washington Energy
                       Exploration, Inc. and HarCor Energy, Inc. (7)
            10.7       Purchase Agreement dated December 4, 1987 by and between HarCor Energy Inc. and Harrington and
                       Company EV Fund I, Limited. (5)
        *   10.8       HarCor Energy, Inc. 1992 Stock Option Plan. (9)
        *   10.9       Form of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement for options issued under the HarCor Energy, Inc. 1992 Stock Option Plan. (6)
        *   10.10      HarCor Energy, Inc. 1992 Nonemployee Directors' Stock Option Plan and form of Option Agreement, as amended. (8)
        *   10.11      HarCor Energy, Inc. 1994 Stock Option Plan and related forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (8)
            10.12      Purchase and Sale or Exchange Agreement dated April 18, 1994 between HarCor Energy Inc. and
                       Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and Bakersfield Gas, L.P.
                       (9)
            10.13      Amendment to Purchase and Sale or Exchange Agreement dated June 8, 1994 by and between HarCor
                       Energy, Inc. and Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and
                       Bakersfield Gas, L.P. (9)
        *   10.14      Form of Restricted Stock Agreements between HarCor Energy, Inc. and its officers. (11)
            23.2       Consent of Ryder Scott Company Petroleum Engineers. (15)
            23.3       Consent of Huddleston & Co., Inc. (15)
            23.4       Consent of Arthur Andersen LLP. (15)
_________________________________________________________________________________________________________________________

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

        (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-62007) and incorporated herein by reference.
        (2)  Included in Exhibit 3.1.
        (3) Filed as an exhibit to Registrant's Amendment No. 1 to its Form 10-Q for the period ended September 30, 1992 dated as of December 5, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.
        (4) Filed as an exhibit to Registrant's Form 8-K dated as of November 23, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.

        (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1987 (No. 0-9300) and incorporated herein by reference.
        (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
        (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
        (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
        (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994
              (No. 33-8446) and incorporated herein by reference.
        (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
        (15)  Filed herewith.

(b) No Reports on Form 8-K were filed by the Company during the last quarter of 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARCOR ENERGY, INC.
                                            (Registrant)


Date:  March 26, 1996                 By:   /s/ Gary S. Peck
                                           -------------------------------------
                                           Gary S. Peck
                                           Vice President - Finance,
                                           Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1996                                             /s/ Mark G. Harrington
                                                                ---------------------------------------------------------
                                                                Mark G. Harrington
                                                                Chairman of the Board,
                                                                Chief Executive Officer
                                                                and Director
                                                                (Principal Executive Officer)


Date:  March 26, 1996                                             /s/ Gary S. Peck
                                                                ---------------------------------------------------------
                                                                Gary S. Peck
                                                                Vice President - Finance,
                                                                Chief Financial Officer and Secretary
                                                                (Principal Accounting and Financial
                                                                Officer)


Date:  March 26, 1996                                             /s/ Francis H. Roth
                                                                ---------------------------------------------------------
                                                                Francis H. Roth
                                                                President, Chief Operating Officer
                                                                and Director


Date:  March 26, 1996                                             /s/ Robert J. Cresci
                                                                ---------------------------------------------------------
                                                                Robert J. Cresci
                                                                Director


Date:  March 26, 1996                                             /s/ Vinod K. Dar
                                                                ---------------------------------------------------------
                                                                Vinod K. Dar
                                                                Director


Date:  March 26, 1996                                             /s/ David E.K. Frischkorn, Jr.
                                                                ---------------------------------------------------------
                                                                David E.K. Frischkorn, Jr.
                                                                Director

Date:  March 26, 1996                                             /s/ Ambrose K. Monell
                                                                ---------------------------------------------------------
                                                                Ambrose K. Monell
                                                                Director


Date:  March 26, 1996                                             /s/ Herbert L. Oakes, Jr.
                                                                ---------------------------------------------------------
                                                                Herbert L. Oakes, Jr.
                                                                Director


Date:  March 26, 1996                                             /s/ Robert A. Shore
                                                                ---------------------------------------------------------
                                                                Robert A. Shore
                                                                Director

                              HARCOR ENERGY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX




CONSOLIDATED FINANCIAL STATEMENTS:                                                                    Page
                                                                                                      ----


         Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

         Consolidated Statements of
           Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   F-11

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of HarCor Energy, Inc.:

     We have audited the accompanying consolidated balance sheets of HarCor Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HarCor Energy, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective September 30, 1995, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."





                                                             ARTHUR ANDERSEN LLP



Houston, Texas
March 22, 1996

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                     1995                    1994
                                                                  ----------              ----------
CURRENT ASSETS:
  Cash and cash investments . . . . . . . . . . . . . . . . . .  $12,204,460             $   899,198
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .    3,829,548               3,707,433
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . .      282,833                 307,241
                                                                  ----------              ----------

  Total current assets  . . . . . . . . . . . . . . . . . . . .   16,316,841               4,913,872
                                                                  ----------              ----------

PROPERTY, PLANT AND EQUIPMENT,
  at cost, successful efforts method:

  Unproved oil and gas properties . . . . . . . . . . . . . . .    5,039,553               7,414,113
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . . . . . . . . . . . .   54,793,930              52,158,281
    Lease and well equipment  . . . . . . . . . . . . . . . . .   16,858,402              12,900,913
    Intangible development costs  . . . . . . . . . . . . . . .   18,547,293               4,745,579
  Furniture and equipment . . . . . . . . . . . . . . . . . . .      256,211                 231,354
                                                                  ----------              ----------

                                                                  95,495,389              77,450,240
  Less - accumulated depletion,
    depreciation, amortization
    and impairment  . . . . . . . . . . . . . . . . . . . . . .  (22,647,657)            (16,674,540)
                                                                  ----------              ----------

  Net property, plant and equipment   . . . . . . . . . . . . .   72,847,732              60,775,700
                                                                  ----------              ----------


OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    5,066,904               2,883,277
                                                                  ----------              ----------

                                                                 $94,231,477             $68,572,849
                                                                  ==========              ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      1995                   1994
                                                                   ----------             ----------
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . . .   $   378,695            $     -
  Current portion of long-term debt . . . . . . . . . . . . . .         -                  2,511,200
  Subordinated Bridge Loan  . . . . . . . . . . . . . . . . . .         -                  5,000,000
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . . . . . . . . . . . . .    14,612,813              5,345,967
                                                                   ----------             ----------

  Total current liabilities . . . . . . . . . . . . . . . . . .    14,991,508             12,857,167
                                                                   ----------             ----------

LONG-TERM DEBT, net of current
  portion . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,600,000             31,888,800
                                                                   ----------             ----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       316,469                 71,055
                                                                   ----------             ----------

14-7/8% SENIOR SECURED NOTES  . . . . . . . . . . . . . . . . .    63,108,608                  -
                                                                   ----------             ----------

COMMITMENTS AND CONTINGENCIES
  (Note 9)

REDEEMABLE SERIES D PREFERRED STOCK . . . . . . . . . . . . . .         -                  8,402,430
                                                                   ----------             ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    65,000 and 67,500 shares
    outstanding at December 31,
    1995 and 1994, respectively . . . . . . . . . . . . . . . .           650                    675
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    8,631,207 and 7,192,837 shares
    outstanding at December 31,
    1995 and 1994, respectively . . . . . . . . . . . . . . . .       863,121                719,284
  Additional paid-in capital  . . . . . . . . . . . . . . . . .    29,163,670             29,827,989
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (19,812,549)           (15,194,551)
                                                                   ----------             ----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . .    10,214,892             15,353,397
                                                                   ----------             ----------

                                                                  $94,231,477            $68,572,849
                                                                   ==========             ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            1995                  1994                  1993
                                                         ----------            ----------            ----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . .   $16,030,043           $10,981,651           $ 6,507,468
  Gas plant operating and marketing
    revenues  . . . . . . . . . . . . . . . . . . . .     6,361,665             1,978,317                 -
  Interest income . . . . . . . . . . . . . . . . . .       164,193                16,269                20,593
  Other   . . . . . . . . . . . . . . . . . . . . . .        39,368               236,814               197,022
                                                         ----------            ----------            ----------
                                                         22,595,269            13,213,051             6,725,083
                                                         ----------            ----------            ----------

COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . .     5,262,887             3,609,831             2,248,877
  Gas plant operating and marketing
    costs   . . . . . . . . . . . . . . . . . . . . .     3,704,397             1,707,551                 -
  Dry hole and abandonment costs  . . . . . . . . . .         4,013                74,797                41,165
  Engineering and geological costs  . . . . . . . . .       307,102               254,418               187,862
  Depletion, depreciation,
    amortization and impairment . . . . . . . . . . .     5,973,117             3,897,133             2,641,079
  General and administrative
    expenses  . . . . . . . . . . . . . . . . . . . .     2,744,239             2,014,232             2,104,857
  Interest expense  . . . . . . . . . . . . . . . . .     6,846,471             2,268,558               542,098
  Other   . . . . . . . . . . . . . . . . . . . . . .       482,608               203,000                 -
                                                         ----------            ----------            ----------
                                                         25,324,834            14,029,520             7,765,938
                                                         ----------            ----------            ----------

  Loss before provision for income
    taxes and extraordinary item  . . . . . . . . . .    (2,729,565)             (816,469)           (1,040,855)

  Provision for income taxes  . . . . . . . . . . . . .       -                     -                     -
                                                         -------------         ----------            ----------
  Loss before extraordinary item  . . . . . . . . . .    (2,729,565)             (816,469)           (1,040,855)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of
    debt  . . . . . . . . . . . . . . . . . . . . . .    (1,888,433)             (122,193)                -
                                                         ----------            ----------            ----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . .  (4,617,998)             (938,662)           (1,040,855)

Dividends on preferred stock  . . . . . . . . . . . .    (1,000,161)             (795,065)             (246,468)
Accretion on Redeemable Preferred
  Stock    . . . . . . . . . . . . . . . . . . . . .     (2,146,812)             (156,152)                -
                                                         ----------            ----------            ----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . . . . . . . . . . .   $(7,764,971)          $(1,889,879)          $(1,287,323)
                                                         ==========            ==========            ==========

NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . .      $(.74)                $(.27)                $(.23)

EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . .     (.24)                 (.02)                   -
                                                            ----                  ----                  ----

NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . .      $(.98)                $(.29)                $(.23)
                                                            ====                  ====                  ====



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               Preferred Stock        Common Stock         Additional
                                               ---------------       --------------
                                                                                             Paid-In      Accumulated
                                                Shares  Amount      Shares    Amount         Capital        Deficit
                                                ------  ------      ------    ------       ----------     -----------
BALANCE, DECEMBER 31, 1992  . . . . . . . .     8,000   $ 80      5,399,877   $539,988    $17,320,228    $(13,215,034)

Issuance of 8% Series B Convertible
  Preferred Stock . . . . . . . . . . . . .    30,000    300          -            -        2,999,700           -

Issuance of 8% Series C Convertible
  Preferred Stock . . . . . . . . . . . . .    10,000    100          -            -          930,926           -

Conversion of Convertible Preferred Stock .   (10,500)  (105)       235,157     23,516        (23,411)          -

Issuance of common stock pursuant to
  exercise of stock options . . . . . . . .       -       -         101,850     10,185        236,745           -

Preferred stock dividends . . . . . . . . .       -       -           -            -         (246,468)          -

Net loss  . . . . . . . . . . . . . . . . .       -       -           -            -            -          (1,040,855)
                                               ------    ---      ---------    -------     ----------     -----------

BALANCE, DECEMBER 31, 1993  . . . . . . . .    37,500    375      5,736,884    573,689     21,217,720     (14,255,889)

Issuances in connection with Bakersfield
  Property acquisition:

  4% Series E Convertible Preferred Stock      30,000    300          -            -        2,982,443           -

  Common stock  . . . . . . . . . . . . . .       -       -       1,363,907    136,391      2,965,148           -

  Warrants  . . . . . . . . . . . . . . . .       -       -           -            -        3,200,842           -

Issuances of common stock pursuant to
  Restricted Stock grant and exercise
  of stock options  . . . . . . . . . . . .       -       -          75,375      7,537        266,776           -

Issuances of common stock and warrants
  pursuant to preferred stock dividends . .       -       -          16,671      1,667        146,277           -

Preferred stock dividends . . . . . . . . .       -       -           -            -         (795,065)          -

Accretion on 9% Redeemable Series D
  Preferred Stock . . . . . . . . . . . . .       -       -           -            -         (156,152)          -

Net loss  . . . . . . . . . . . . . . . . .       -       -           -            -            -            (938,662)
                                               ------    ---       --------    -------     ----------     -----------

BALANCE, DECEMBER 31, 1994  . . . . . . . . .  67,500    675      7,192,837    719,284     29,827,989     (15,194,551)

Conversion of Convertible Preferred
  Stock . . . . . . . . . . . . . . . . . .    (2,500)   (25)        64,100      6,410         (6,385)          -

Issuance of common stock  . . . . . . . . .       -       -          75,000      7,500        226,125           -

Issuance of common stock pursuant to
  warrant exchange  . . . . . . . . . . . .       -       -       1,282,500    128,250       (128,250)          -

Issuance of common stock and warrants
  pursuant to preferred stock dividends . .       -       -          16,770      1,677        153,164           -

Issuance of warrants pursuant to 14-7/8%
  Senior Secured Notes  . . . . . . . . . .       -       -           -            -        2,238,000           -

Preferred stock dividends . . . . . . . . .       -       -           -            -       (1,000,161)          -

Accretion on Series D Preferred Stock . . .       -       -           -            -       (2,146,812)          -

Net loss  . . . . . . . . . . . . . . . . .       -       -           -            -            -          (4,617,998)
                                               ------    ---      ---------    -------     ----------     -----------

BALANCE, DECEMBER 31, 1995  . . . . . . . .    65,000   $650      8,631,207   $863,121    $29,163,670    $(19,812,549)
                                               ======    ===      =========    =======     ==========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                            1995              1994               1993
                                                                        ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(4,617,998)      $  (938,662)       $(1,040,855)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depletion, depreciation, amortization
        and impairment  . . . . . . . . . . . . . . . . . . . . . . .     5,973,117         3,897,133          2,641,079
      Amortization of deferred financing costs  . . . . . . . . . . .       708,932           254,372             67,177
      Dry hole and abandonment costs  . . . . . . . . . . . . . . . .         4,013            74,797             41,165
      Engineering and geological costs  . . . . . . . . . . . . . . .       307,102           254,418            187,862
      (Gain) loss on sale of assets . . . . . . . . . . . . . . . . .       131,702          (230,993)          (166,021)
      Loss on early extinguishment of debt  . . . . . . . . . . . . .     1,888,433           122,193               -
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       350,908           203,000               -
                                                                         ----------        ----------         ----------
                                                                          4,746,209         3,636,258          1,730,407
  Changes in current assets and liabilities:
    Decrease (increase) in receivables  . . . . . . . . . . . . . . .      (212,319)       (2,520,726)            11,987
    Decrease (increase) in other current assets . . . . . . . . . . .        24,408          (147,002)            68,786
    Increase in accounts payable and accrued
      liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       457,233         1,772,930            560,074
                                                                         ----------        ----------         ----------

  Net cash provided by operating activities . . . . . . . . . . . . .     5,015,531         2,741,460          2,371,254
                                                                         ----------        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs  . . . . . . . . . . . . . . . . .      (307,102)         (254,418)          (187,862)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . .        13,650           455,754            363,332
  Additions to oil and gas properties . . . . . . . . . . . . . . . .    (8,953,427)      (45,607,532)        (4,283,066)
  Dry hole and abandonment costs  . . . . . . . . . . . . . . . . . .        (4,013)          (74,797)           (41,165)
  Sale of Canadian securities . . . . . . . . . . . . . . . . . . . .          -                 -             1,287,356
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 -                58,683
                                                                         ----------        ----------         ----------

  Net cash used in investing activities . . . . . . . . . . . . . . .    (9,250,892)      (45,480,993)        (2,802,722)
                                                                         ----------        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . .     5,600,000        34,436,875          2,603,528
  Repayment of debt   . . . . . . . . . . . . . . . . . . . . . . . .   (39,400,000)       (3,577,873)        (1,949,189)
  Proceeds from issuance of preferred stock . . . . . . . . . . . . .          -                 -               931,026
  Proceeds from issuance of Redeemable
    Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . .          -           10,000,000               -
  Proceeds from 14-7/8% Senior Secured Notes  . . . . . . . . . . . .    64,647,700              -                  -
  Proceeds from issuance of common stock  . . . . . . . . . . . . . .          -            3,053,101            246,930
  Redemption of Redeemable Preferred Stock  . . . . . . . . . . . . .   (10,931,200)             -                  -
  Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .      (464,161)         (356,413)          (170,055)
  Increase in other assets  . . . . . . . . . . . . . . . . . . . . .    (3,856,119)       (1,772,621)           (47,655)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,597)         (305,850)            49,888
                                                                         ----------        ----------         ----------

  Net cash provided by financing activities . . . . . . . . . . . . .    15,540,623        41,477,219          1,664,473
                                                                         ----------        ----------         ----------
Net increase (decrease) in cash   . . . . . . . . . . . . . . . . . .    11,305,262        (1,262,314)         1,233,005
Cash and cash investments at beginning of
  period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       899,198         2,161,512            928,507
                                                                         ----------        ----------         ----------

Cash and cash investments at end of period  . . . . . . . . . . . . .   $12,204,460       $   899,198        $ 2,161,512
                                                                         ==========        ==========         ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

         The Company made cash interest payments of $2,329,000, $2,030,000 and $453,000 in 1995, 1994 and 1993, respectively.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- - YEAR ENDED DECEMBER 31, 1995

         The Company had accrued capital expenditure costs of $8,266,000 at December 31, 1995 which are not reflected in investing activities.

         Pursuant to the terms of its bridge loan facility, the Company issued to its secured lender 75,000 shares of its common stock to which a value of $253,000 was ascribed. These additions to deferred financing costs and equity are not reflected in financing activities.

         The Company incurred $379,000 in short-term debt and $282,000 in other liabilities in connection with the financing of an annual insurance policy and the financing of equipment which is not reflected in financing activities.

         In connection with the refinancing of its long-term debt, the Company incurred a non-cash charge of $1,888,000 in writing off all of the deferred financing costs associated with the extinguished debt. Also in connection with this refinancing, the Company issued warrants to which a value of $580,000 was ascribed. These charges to deferred financing costs and equity are not reflected in financing activities.

         Included in the payment of dividends on its Series D Preferred Stock were "in-kind" dividends consisting of $476,000 in newly-issued Series D Preferred Stock. Included in the payment of dividends on the Convertible Series E Preferred Stock was $60,000 of newly-issued unregistered shares of the Company's common stock. These dividend payments as described are not reflected in financing activities.

         The Company incurred aggregate non-cash accretion charges of $2,147,000 on its Series D Preferred Stock which are not reflected in financing activities.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- - YEAR ENDED DECEMBER 31, 1994

         In connection with the dissolution of the South Texas Limited Partnership and related property conveyance, the Company wrote off $203,000 of its cost basis of the partnership, and expensed $122,000 reflecting a write-off of deferred financing costs resulting from the early extinguishment of debt. These non-cash charges for the dissolution and debt extinguishment are not reflected in investing and financing activities.

         At December 31, 1994, the Company had accrued acquisition and developmental drilling costs aggregating $1,823,000 and accrued prepaid and deferred financing costs aggregating $342,000. The additions to property, plant and equipment and financing costs resulting from these and the above described transactions are not reflected in investing and financing activities.

         In connection with the Company's acquisition of certain oil and gas assets, the Company issued to the sellers, as a portion of the consideration, 30,000 shares of its Series E Preferred Stock with a face value of $3,000,000, 25,000 shares of unregistered common stock with a value of $81,000 and a warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share to which the Company ascribed a value of $850,000. The acquisition value of the assets acquired and corresponding additions to equity resulting from these transactions are not reflected in investing and financing activities.

         In connection with the amendment of the Company's credit agreement, the Company issued warrants to purchase 250,000 shares of the Company's common stock to which the Company ascribed a value of $230,000. The deferred financing cost and addition to equity resulting from this transaction are not reflected in financing activities.

         During 1994, the Company issued an aggregate of 60,375 restricted shares of common stock to officers which was valued as deferred compensation of $242,000 and was not reflected in financing activities.

         During 1994, the Company paid "in-kind" dividends on its Series D Redeemable Preferred Stock consisting of $455,000 in newly-issued Series D Preferred Stock and detachable warrants to purchase shares of common stock which were valued at $88,000. The Company also paid dividends on its Convertible Series E Preferred Stock consisting of $60,000 in newly-issued unregistered shares of the Company's common stock. These dividend payments and issuance of common stock and warrants are not reflected in financing activities.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- - YEAR ENDED DECEMBER 31, 1993

         In March 1993, the Company acquired oil and gas royalty and net profit interests in exchange for 30,000 shares of the Company's 8% Series B Convertible Preferred Stock at $100.00 per share for an aggregate of $3,000,000. The acquisition value of the assets acquired and corresponding addition to equity are not reflected in investing or financing activities.

         In connection with the Company's May 1993 acquisition of assets for $1,095,000, the Company assumed $787,000 of an outstanding production note payable. The additions to properties and production note are not reflected in investing and financing activities.

         The Company declared dividends totaling $76,000 in the fourth quarter on its Series A, B and C Convertible Preferred Stock, which were accrued and unpaid and not reflected in financing activities at December 31, 1993.



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the year ended December 31, 1993 include the accounts and results of operations of HarCor Energy, Inc. ("HarCor") and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI"); HarCor's general partner share of the assets, liabilities, revenues and costs and expenses of South Texas Limited Partnership ("STLP"); and HarCor's share of assets, revenues and costs and expenses of oil and gas interests acquired from the TCW Commingled Debt and Royalty Fund I ("Royalty Interests") for the period of March 1993 through December 1993.

         The accompanying consolidated financial statements for the years ended December 31, 1994 and 1995 include the accounts and results of HarCor, Warrior and HTACI; HarCor's share of the assets, liabilities, revenues and costs and expenses of STLP or, after STLP's dissolution in March 1994, HarCor's direct working interests in the STLP properties ("South Texas Properties"); HarCor's share of the Royalty Interests; and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties"); (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

         Principally all of the assets, equity, revenue and earnings of the Company as described herein are within HarCor Energy, Inc. Separate financial statements of Warrior and HTACI, HarCor's only direct or indirect subsidiaries, have not been included herein because they are wholly owned and not material. Subsequent to December 31, 1995, Warrior and HTACI were merged into HarCor, and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         BUSINESS AND ORGANIZATION -

         HarCor, a Delaware corporation, was incorporated in 1976 and is engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States.

         CASH FLOWS -

         For purposes of reporting cash flows, cash and cash investments include cash on hand and temporary short-term cash investments, with original maturities of three months or less.

         PROPERTY, PLANT AND EQUIPMENT-

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, exploratory costs, except costs of drilling exploratory wells, are charged to expense when incurred; exploratory well costs (including leasehold costs) are initially capitalized, but are charged to expense if the well is determined to be unsuccessful. Upon discovery of reserves on an oil and gas property in commercially producible quantities, all costs of developing that property, including costs of drilling unsuccessful development wells, are capitalized. Capitalized leasehold acquisition costs are depleted on a unit-of-production method, based on proved oil and gas reserves. Exploration, development and equipment costs are depreciated or amortized on a unit-of-production method, based on proved developed oil and gas reserves. The carrying amount of all unproved properties is evaluated periodically and reduced if such properties have been impaired.

         The gas plant is stated at cost and is depreciated utilizing the straight-line method over 14 years.

         Furniture and equipment are stated at cost and are depreciated utilizing the straight-line method over three to five years.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities at December 31, 1995 and 1994 comprised the following (amounts in thousands):

                                             1995          1994
                                           ---------     ---------
         Accrued development costs . . . .  $ 8,188        $1,823
         Accrued interest payable. . . . .    4,217           814
         Trade accounts payable. . . . . .    1,889         2,434
         Other accrued liabilities . . . .      319           275
                                             ------         -----
                                            $14,613        $5,346
                                             ======         =====


         CAPITALIZED INTEREST COSTS-

         Certain interest costs of approximately $452,000 have been capitalized as part of the historical costs of unproved oil and gas properties effective with the refinancing and subsequent active development thereof in July 1995 and through December 31, 1995.

         NET LOSS PER COMMON SHARE-

         Net loss per common share was calculated by dividing the net loss, after consideration of preferred stock dividends paid or accrued and related accretion, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive in all periods. The weighted average number of outstanding common shares utilized in the calculation was 7,904,000 shares in 1995, 6,447,000 shares in 1994 and 5,492,000 shares in 1993.

         NEW ACCOUNTING STANDARD:  IMPAIRMENT OF LONG-LIVED ASSETS-

         In September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field-by-field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized down to the properties' fair values.

         Accordingly, the estimated fair values of its oil and gas properties at December 31, 1995 were evaluated and compared to the carrying values of such assets at that date. The resulting impairment loss of $876,000 was included in depletion, depreciation, amortization and impairment in 1995.

         USE OF ESTIMATES-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 16, "Oil and Gas Producing Activities").

         PRIOR YEAR RECLASSIFICATIONS-

         Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) SOUTH TEXAS LIMITED PARTNERSHIP

         In October 1992, the Company formed STLP, a Texas limited partnership, with two industry partners. The Company became a general partner of STLP with an initial 25.25% interest in the partnership. In May 1993, the Company purchased an additional 12.625% of STLP for $1,095,000 in cash and assumed an incremental 12.625% of STLP's production note with a bank ($787,000 at the acquisition date).

        In March 1994, the Company and the remaining partner of STLP agreed to dissolve and terminate the partnership. Pursuant to the terms of a dissolution agreement, 37.875% of the assets and liabilities of STLP (reflecting its proportionate interest in STLP) were distributed to the Company. The principal asset distributed to the Company was its 37.875% direct working interest in the South Texas Properties. Concurrent with STLP's dissolution, the Company repaid its respective share of all amounts owed pursuant to STLP's production note outstanding ($3.1 million). The dissolution of STLP resulted in a write-off of $122,000 by the Company of deferred financing costs in connection with the early extinguishment of debt and the write-off of $203,000 in oil and gas properties resulting from a conveyance of 6% of the South Texas Properties pursuant to the dissolution agreement.


(3) ROYALTY EXCHANGE AND ISSUANCE OF PREFERRED STOCK

        In March 1993, the Company entered into a transaction in which six institutional participants in the TCW Commingled Debt and Royalty Fund I ("the Fund") exchanged their proportionate share of the gross royalty and net profit interests in certain oil and gas properties (the "Royalty Interests") for an aggregate of 30,000 shares of the Company's 8% Series B Convertible Preferred Stock priced at $100 per share. Trust Company of the West ("TCW") is the manager and trustee of the Fund. As of December 31, 1995, TCW, acting on behalf of certain pension funds, was a holder of approximately 17% of the outstanding common stock of the Company.

        The Royalty Interests acquired by the Company consisted of gross overriding royalty interests and net profit interests, which were estimated to have total proved net reserves of 124,000 barrels of oil and 2.64 Bcf of natural gas with an ascribed acquisition cost of $3,073,000.


(4) ACQUISITION OF BAKERSFIELD PROPERTIES

        On June 30, 1994, the Company acquired a 75% interest in substantially all of the oil and gas properties, a 23 MMcf per day natural gas processing plant and gathering lines owned by Bakersfield Energy Resources, Inc. and its affiliates ("BER"). The oil and gas reserves acquired were principally natural gas (1,240 Btu) and light (35-40 degrees gravity), low sulfur, crude oil located in Kern County, California. BER has retained its remaining 25% working interest in these assets and continues to operate all of the properties and facilities acquired by the Company. Additionally, the Company and BER entered into a three-year joint acquisition agreement which gives each the right to participate in acquisitions of oil and gas interests located within the state of California by the other.

        The purchase price for such interests was approximately $46 million, consisting of $42 million in cash plus 25,000 shares of the Company's common stock, 30,000 shares of the Company's Series E Junior Convertible Preferred Stock at $100 per share and a seven-year callable warrant to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share to which the Company had ascribed a value of $850,000. This warrant was subsequently canceled in May 1995 pursuant to a warrant exchange agreement. (See Note 11.)

        To finance the acquisition, the Company amended its credit facility with a group of lenders led by Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") to increase the total commitment under such facility to $34.4 million. The Company financed the cash portion of the purchase price with (i) $25 million of incremental borrowings under a credit agreement; (ii) $5 million of borrowings under a bridge loan facility with ING Capital; (iii) $10 million gross proceeds from the private placement of 100,000 shares of the Company's Series D Preferred Stock and (iv) a portion of the $3.5 million of gross proceeds from the private placement of 1,071,538 shares of common stock. The assets acquired in this transaction were accounted for by the purchase method of accounting.

        The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1994, assuming the acquisition of the Bakersfield Properties and the related financings had occurred at January 1, 1994 (amounts are in thousands except per share data):

                 Total revenues . . . . . . . . . . . $19,304
                                                      =======
                 Net loss attributable
                   to common stockholders . . . . . . $(1,587)
                                                      =======

                 Net loss per common share  . . . . . $ (0.22)
                                                      =======


        Pro forma net loss for the year ended December 31, 1994 includes losses of approximately $600,000 attributable to gas plant operating losses incurred during its start-up phase prior to acquisition by the Company.


(5) SUBORDINATED BRIDGE LOAN

        In connection with the acquisition of the Bakersfield Properties in June 1994, the Company entered into a $5 million bridge loan facility (the "Bridge Loan") with ING Capital. Outstanding advances under the Bridge Loan bore interest at a floating rate of, at the Company's option, prime plus 2% or LIBOR plus 4% per annum until September 30, 1994 and escalating by (i) .75% per annum from October 1, 1994 through January 31, 1995 and (ii) 1.5% per annum at all times after January 31, 1995.

        In July 1995, the Company refinanced the Bridge Loan with proceeds from a long-term refinancing of its debt. (See Note 6.)

(6) LONG-TERM DEBT

        Effective upon the closing of the acquisition of the Bakersfield Properties in June 1994, the Company amended its facility with ING Capital (the "Amended Credit Agreement") to provide for a total commitment of $34.4 million. Outstanding advances under the Amended Credit Agreement bore interest at a floating rate of, at the Company's option, prime plus 1% or LIBOR plus 3% per annum.

        The Amended Credit Agreement contained certain covenants and restrictions with respect to dividends, redemption of preferred stock, general and administrative expenses, working capital, fixed charge coverage ratios and hedging activities. The Amended Credit Agreement also made provisions for the mandatory early repayment of portions of the loan amount outstanding under certain specified events. The Company issued to the lending institutions involved with the Amended Credit Agreement and the preceding credit facility warrants to purchase an aggregate of 326,000 shares of its common stock at prices ranging from $4.75 to $5.50 per share, of which 226,000 warrants were canceled pursuant to certain warrant exchange agreements subsequent to December 31, 1995. (See Note 11.)

        In July 1995, the Company repaid $34.3 million of the amount outstanding under the Amended Credit Agreement with proceeds resulting from a long-term refinancing of its debt and entered into a new credit agreement with ING Capital (the "New Credit Agreement"). A write-off of deferred financing costs of approximately $1.9 million was charged to expense as an extraordinary item resulting from this early extinguishment of debt and concurrent early redemption of the Series D Preferred Stock. (See Notes 7 and 8.)

        The New Credit Agreement provides that the Company initially may borrow up to $10 million on a revolving credit basis. Availability under the New Credit Agreement is limited to a "borrowing base" amount. The borrowing base will be determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The initial borrowing base was set at and is currently $10 million and ING Capital will have no obligation to increase the borrowing base above this amount. Availability under the New Credit Agreement, as amended in March 1996, will terminate on June 30, 1997, at which time amounts outstanding under the New Credit Agreement will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. There was $5.6 million outstanding under the New Credit Agreement at December 31, 1995. The effective interest rate on the balance outstanding was approximately 9% at that date. Amounts advanced under the New Credit Agreement will bear interest at an adjusted Eurodollar rate plus 2.50%.

        The New Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things: (i) the maintenance of current assets equal to at least 100% of current liabilities, (ii) the maintenance of a minimum tangible net worth, (iii) the incurrence of indebtedness (with exceptions for the notes and the New Credit Agreement and certain other limited exceptions), (iv) dividends and similar payments (except dividends on Series A, B and C Preferred Stock of up to $530,000), (v) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets, (vi) the Company's ability to enter into hedging transactions, (vii) mergers or consolidations, (viii) investments outside the ordinary course of business and (ix) transactions with affiliates.

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


(7) SENIOR SECURED NOTE OFFERING

        SALE OF UNITS -

        On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 units (the "Units") consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due July 15, 2002 (the "Notes") and warrants to purchase 1,430,000 shares of common stock. Each Unit consists of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The Notes and warrants became separately transferrable immediately after July 24, 1995.

        USE OF PROCEEDS -

        The net proceeds to the Company from the offering of Units was approximately $61 million after deducting discounts and offering expenses. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under its Amended Credit Agreement with ING Capital and repay $5 million outstanding under the Bridge Loan with ING Capital, (ii) redeem $10.9 million in outstanding shares of Series D Preferred Stock and
(iii) acquire interests in certain oil and gas wells associated with the Bakersfield Properties (the "Carried Interests Wells") for $2.3 million. The Company used the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties during the remainder of 1995.

        THE NOTES -

        The Notes bear interest at the rate of 14-7/8% per annum. Interest accrues from the date of issue and will be payable semi-annually on January 15 and July 15 of each year, commencing on

January 15, 1996. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

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


         The Notes are issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries securing its bank debt. The subsidiaries of the Company were merged into HarCor subsequent to December 31, 1995 and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

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

         PLACEMENT OF UNITS-

         Subject to the terms of the Purchase Agreement dated July 17, 1995 (the "Purchase Agreement"), the Company sold the Units to BT Securities Corporation and Internationale Nederlanden (U.S.) Securities Corporation (the "Initial Purchasers"). As part of the compensation to the Initial Purchasers in connection with the offering of the Units, the Company issued to the Initial Purchasers (i) additional warrants to purchase 350,000 shares of common stock at an initial exercise price of $3.85 per share and (ii) warrants to purchase 150,000 shares of the Company's Series F Preferred Stock at an initial exercise price of $3.85 per share. Each share of Series F Preferred Stock is convertible into one share of common stock. The additional warrants issued as such compensation have substantially the same terms as the warrants described above. All of the warrants as described herein were ascribed an aggregate value of approximately $2.2 million and are reflected in either other assets or additional paid-in capital to be amortized over the life of the Notes.

         EQUITY PROCEEDS OFFER AND REDEMPTION-

         In the event the Company completes an offering for the sale of $5 million or more of its equity securities on or prior to July 15, 1997 ("Equity Offering"), then following such Equity Offering, the Company must make an offer to purchase from all the holders of the Notes ("Holders") (on a date not later than the 90th day after the date of the consummation of such Equity Offering) at a purchase price equal to 110% of the aggregate principal amount of Notes to be repurchased, plus accrued and unpaid interest thereon, an aggregate principal amount of Notes equal to the lesser of (i) the maximum principal amount of Notes such that 60% of the aggregate principal amount of Notes originally issued remains outstanding after completion of the offer or (ii) the maximum principal amount of the Notes which could be purchased with 50% of the amount of net proceeds received or receivable by the Company from such Equity Offering.

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

         PRO FORMA FINANCIAL STATEMENTS -

         The following Unaudited Pro Forma Condensed Consolidated Statements of Operations are derived from the historical financial statements of the Company set forth herein and are adjusted to reflect (i) the issuance of the Units and the application of a portion of the net proceeds to repay all indebtedness outstanding under the Amended Credit Agreement and the Bridge Loan and to redeem the Series D Preferred Stock and (ii) the acquisition of the Carried Interests Wells as if such transactions had occurred on January 1, 1995. This unaudited pro forma financial information should be read in conjunction with the notes thereto.

         The unaudited pro forma financial information does not purport to be indicative of the results of operations that would actually have occurred if the transactions described had occurred as presented in such statements or which may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements due to normal crude oil and natural gas production declines, reductions in prices paid for crude oil and natural gas, future acquisitions and other factors.


       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                   Pro Forma
                                                                    ---------- -------------------------------
                                                                            Adjustments
                                                                     --------------------------
                                                                        Carried          Note
                                                     Historical      Interests(A)      Offering       Adjusted
                                                     ---------------------------------------------------------
Total revenues  . . . . . . . . . . . . . . . . . .  $22,595         $1,281         $   -            $23,876
                                                     -------         ------         -------          -------

Costs and expenses:
  Operating and exploration costs . . . . . . . . .    9,278            194             -              9,472
  Depletion, depreciation,
    amortization and impairment . . . . . . . . . .    5,973            445             -              6,418
  General and administrative
    expenses  . . . . . . . . . . . . . . . . . . .    2,744            -               -              2,744
  Interest expense  . . . . . . . . . . . . . . . .    6,847            -             3,826(B)        10,673
    Other . . . . . . . . . . . . . . . . . . . . .      483            -               -                483
                                                     -------         ------         -------          -------
    Total costs and expenses  . . . . . . . . . . .   25,325            639           3,826           29,790
                                                     -------         ------         -------          -------

  Loss from continuing operations . . . . . . . . .  $(2,730)        $  642         $(3,826)         $(5,914)
                                                     =======         ======         =======          =======

  Loss applicable to common
    shareholders  . . . . . . . . . . . . . . . . .  $(7,765)                                        $(8,263)
                                                     =======                                         =======

Loss from continuing operations
  per share applicable to common
  shareholders  . . . . . . . . . . . . . . . . . .  $ (0.98)                                        $ (1.05)(C)
                                                     =======                                         =======

Weighted average shares
  outstanding . . . . . . . . . . . . . . . . . . .    7,904                                           7,904 (C)
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

         (B) Changes in interest expense associated with (i) the inclusion of $6,030 in interest, discount amortization and amortization of deferred financing costs associated with the Notes for the period ended July 24, 1995, the date of the completion of Note Offering, and (ii) the elimination of $2,204 in interest expense and deferred financing costs for that period related to the Amended Credit Agreement and the Bridge Loan.

         (C) The pro forma earnings per share data reflect dividends on remaining preferred stock which increase loss applicable to common shareholders. The extraordinary write-off of deferred financing costs and the charge to additional paid-in capital resulting from the early extinguishment of debt and early redemption of preferred stock have not been reflected in the earnings per share calculation as their effects are nonrecurring. Outstanding stock options, warrants and Convertible Preferred shares were not included in the calculation as their effect was antidilutive.


(8) REDEMPTION OF SERIES D PREFERRED STOCK

         In connection with the acquisition of the Bakersfield Properties in June 1994, the Company had issued 100,000 shares of Series D Preferred Stock with detachable warrants in a private placement at a price of $100.00 per share for an aggregate value of $10 million. The Series D Preferred Stockholders ("Series D Holders") received dividends at rates from 9% to 12% per annum, payable in cash or in shares of the Series D Preferred Stock at the option of the Company. Pursuant to the Company's election to pay a portion of dividends in shares and also as a result of accretion, the number of shares outstanding of the Series D Preferred had increased to 109,312 shares and its face value had increased to $10.9 million at June 30, 1995.

         Upon issuance of the Series D Preferred Stock, the Company issued to the Series D Holders warrants to purchase 2,305,263 shares of common stock at an initial exercise price of $4.75 per share. The Company had ascribed a value to these warrants of $0.92 per warrant, based on certain warrant valuation models, for an aggregate value of $2.1 million. Pursuant to generally accepted accounting principles, the Company had allocated the $2.1 million ascribed value of the warrants to additional paid-in capital and correspondingly reduced the face amount of the Series D Preferred Stock reflected on its balance sheet to $7.9 million at the original date of issuance. Pursuant to the issuance of share dividends and terms of the Series D Preferred Stock, the number of warrants to purchase common stock issued to the Series D Holders thereof had increased to 3,424,666 at June 30, 1995, and the exercise price had decreased to $3.67 per share.

         In July 1995, the Company redeemed the total 109,312 shares of Series D Preferred Stock outstanding with proceeds resulting from a long-term refinancing of its debt. (See Note 7.) Resultant from this early redemption was an acceleration of accretion resulting in a non-cash charge of $2.1 million to paid-in capital in 1995.

         Also in conjunction with the early redemption of the Series D Preferred Stock, the Series D Holders exchanged all of their warrants to purchase shares of common stock for unregistered common stock of the Company. (See Note 11.)


(9) COMMITMENTS AND CONTINGENCIES

         RISK MANAGEMENT AND HEDGING ACTIVITIES -

         The Company utilizes financial instruments as a hedging strategy to protect against the effects of volatility in crude oil and natural gas commodity prices. Upon consummation of an acquisition, the Company will usually enter into commodity derivative contracts (hedges) such as futures, swaps or collars or forward contracts which cover a substantial portion of the existing production of the acquired property. Over time, as production increases, the Company will continue to utilize hedging techniques to ensure that a substantial portion of its production remains appropriately hedged. Gains or losses under the hedging agreements are recognized in oil and gas production revenues in periods in which the hedged production occurs and such agreements are settled on a monthly basis.

         As of December 31, 1995, the Company was a party to various gas contracts covering volumes of approximately 4.0 Bcf and 3.4 Bcf for 1996 and 1997, respectively, at prices ranging from $1.68/MMBtu to $2.07/MMBtu; and oil hedges covering notional volumes of approximately 243 MBOE, 98 MBOE and 29 MBOE for 1996, 1997 and 1998, respectively, at prices ranging from $15.80/Bbl to $18.75/Bbl.

         The following table summarizes the estimated fair value of financial instruments and related transactions for non-trading activities at December 31, 1995 (amounts are in thousands):

                                                                                            Estimated
                                                                     Carrying                  Fair
                                                                      Amount                 Value(1)
                                                                      ------                 --------
                                                                              Asset (Liab.)
         Long-Term Debt(2)(4) . . . . . . . . . . . . . . . . . . .  ($ 5,600)              ($ 5,600)
         14-7/8% Senior Secured
           Notes(3)(4)  . . . . . . . . . . . . . . . . . . . . . .  ($63,109)              ($63,109)
         Financial Instruments  . . . . . . . . . . . . . . . . . .      -                      $710

         ____________________

         (1) Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

         (2)    See Note 6, "Long-Term Debt."

         (3)    See Note 7, "Senior Secured Note Offering."

         (4) The fair value of long-term debt and the Senior Secured Notes are the value the Company would have to pay to retire the debt or the Notes, including any premium or discount to the holder for the differential between the stated interest rate and the year-end market rate. The fair value of the long-term debt and the Notes is based upon interest rates available to the Company at year-end.

         LEASE OBLIGATIONS -

         Future net minimum rental payments for office and office equipment lease commitments as of December 31, 1995 aggregated approximately $180,000 and $52,000 for 1996 and 1997, respectively.

         Rental expense in the aggregate under noncancellable long-term operating leases was approximately $165,000, $159,000 and $166,000 for 1995, 1994 and 1993, respectively.


(10) INCOME TAXES

         The Company files a consolidated United States federal income tax return for its United States incorporated entities.

         The difference between the federal income tax statutory rate of 35% and the effective tax rate of zero for such years reflected in the accompanying consolidated statements of operations relates to the uncertainty of utilizing future benefits from net operating loss carryforwards.

         The Company did not pay any United States regular or alternative minimum federal income taxes during the three- year period ended December 31, 1995 due to taxable losses in all three years.

         At December 31, 1995, the Company had accumulated net operating loss ("NOL") carryforwards for United States federal income tax purposes of approximately $21,287,000. Certain Company security transactions occurring since 1986 have triggered changes in the stock ownership of the Company aggregating more than 50% over a three-year period. Accordingly, NOL carryforwards of approximately $5,455,000 arising prior to 1987 are limited to approximately $755,000 of future utilization in the aggregate (expiring in the year 2001), and certain NOLs are subject to limitations on the amounts that may be used to reduce taxable income in any given year. Accordingly, the total net operating loss carryforwards available to reduce federal income taxes in the future are approximately $16,587,000. Such net operating loss carryforwards expire as follows for the years ending December 31 (amounts in thousands):

                 1998 . . . . . . . . . . $   550
                 2001 . . . . . . . . . .     205
                 2002 . . . . . . . . . .      90
                 2003 . . . . . . . . . .   1,555
                 2004 . . . . . . . . . .     755
                 2006 . . . . . . . . . .   1,045
                 2007 . . . . . . . . . .   1,150
                 2008 . . . . . . . . . .   1,449
                 2009 . . . . . . . . . .   3,316
                 2010 . . . . . . . . . .   6,472
                                           ------
                                          $16,587
                                           ======

         Under the provisions of SFAS 109, the income tax effects of temporary differences between financial and income tax reporting and carryforwards that give rise to deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows (amounts in thousands):

                                                                                December 31,
                                                                        ---------------------------
                                                                        1995                   1994
                                                                        ----                   ----
         Deferred tax assets:

           Net operating loss carryforwards . . . . . . . . . . . .   $ 5,805                $ 3,540
           Accounts payable . . . . . . . . . . . . . . . . . . . .       -                    1,757
           Other  . . . . . . . . . . . . . . . . . . . . . . . . .       115                    -
                                                                       ------                 ------
             Total deferred tax assets  . . . . . . . . . . . . . .     5,920                  5,297
             Less valuation allowances  . . . . . . . . . . . . . .    (4,145)                (2,472)
                                                                       ------                 ------
             Net deferred tax assets  . . . . . . . . . . . . . . .   $ 1,775                $ 2,825
                                                                       ------                 ------

         Deferred tax liabilities:

           Intangible drilling costs  . . . . . . . . . . . . . . .   $(1,375)               $(1,285)
           Depreciation of property and
             equipment  . . . . . . . . . . . . . . . . . . . . . .      (306)                  (294)
           Accounts receivable  . . . . . . . . . . . . . . . . . .       -                   (1,152)
           Other  . . . . . . . . . . . . . . . . . . . . . . . . .       (94)                   (94)
                                                                       ------                 ------
             Total deferred tax
               liabilities  . . . . . . . . . . . . . . . . . . . .    (1,775)                (2,825)
                                                                       ------                 ------
             Net deferred taxes   . . . . . . . . . . . . . . . . .   $   -                  $   -
                                                                       ======                 ======


(11) STOCKHOLDERS' EQUITY

         COMMON STOCK -

         During 1993, holders of 3,000 shares of Series A Preferred Stock converted these shares into 42,857 common shares of the Company; and holders of 7,500 shares of Series B Preferred Stock converted these shares into an aggregate of 192,300 common shares of the Company. Also during 1993 the Company issued 101,850 common shares at an average price of $2.42 per share pursuant to the exercise of stock options.

         In June 1994, the Board of Directors adopted (and the shareholders approved) an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 15,000,000 shares to 25,000,000 shares.

         In June 1994, the Company sold 1,071,538 shares of unregistered newly-issued common stock in a private placement at $3.25 per share for gross proceeds of approximately $3,482,000. The Company also issued to an agent 267,369 shares of common stock in connection with the above sale and the private placement sale of the Company's Series D Preferred Stock and Series E Preferred Stock. Additionally, the Company issued to BER 25,000 shares of common stock as part of the consideration for the purchase of the Bakersfield Properties.

         Pursuant to the terms of the above private placement sale agreement of common stock, the Company filed on December 20, 1994 a registration statement with the Securities and Exchange Commission covering the resale of such shares of common stock by the initial purchasers thereof. Also included in the registration statement were an additional 1,778,869 shares of common stock, which included shares issued in a November 1992 private placement sale, shares issuable upon conversion of the Company's Series B and Series C Preferred Stock and shares issuable upon exercise of certain warrants. The Company has agreed to keep a registration statement continuously effective for at most three years.

         During 1994, the Company issued 15,000 common shares at a price of $2.19 per share pursuant to the exercise of stock options and issued an aggregate of 60,375 restricted shares of common stock to officers at $4.00 per share. Also during 1994 the Company issued 16,671 common shares pursuant to the payment of Series E Preferred Stock dividends.

         The Company issued to ING Capital an aggregate of 75,000 shares of its common stock during 1995 pursuant to the terms of its Bridge Loan.

         In April 1995, holders of 2,500 shares of Series B Preferred Stock converted their shares into 64,100 common shares of the Company.

         The Company issued 16,671 and 16,770 common shares pursuant to the payment of Series E Preferred Stock dividends during 1994 and 1995, respectively.

         WARRANT EXCHANGES -

         In May 1995, BER exchanged its warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and has ascribed the same value to the common stock issued in this exchange.

         In July 1995, in connection with the Senior Secured Note Offering, the Company and the Series D Holders effected an agreement pursuant to which the Series D Holders exchanged their warrants to purchase shares of common stock for unregistered common stock of the Company. The Series D Holders had warrants to purchase 3,424,666 shares of common stock at an exercise price of $3.67 per share at the time of the exchange. Pursuant to the agreement, the Series D Holders exchanged all of their warrants for 1,100,000 unregistered shares of common stock of the Company. This exchange agreement also contained certain conditions including certain appreciation rights to the Series D Holders effective during a two-year period following the exchange in the event of a sale of the Company or its assets and certain registration rights to the Series D Holders.

         Subsequent to December 31, 1995, the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged all or a portion of their options and warrants outstanding for unregistered shares of common stock of the Company. Pursuant to these exchange agreements, an option to purchase 150,000 common shares at $4.875 per share, and warrants to purchase an aggregate of 226,000 common shares at prices ranging from $4.75 to $5.50 per share, were exchanged and canceled for 65,000 unregistered shares of common stock of the Company. Additionally, in March 1996, a warrant to purchase 350,000 shares of the Company's common stock at $3.85 per share which was issued in connection with the Note Offering was returned to the Company and canceled.

         PREFERRED STOCK -

         The Series A 8% Convertible Preferred Stock, of which 5,000 shares are outstanding, is convertible into common shares of the Company at $3.50 per share, subject to certain anti-dilution provisions. At the Company's option, the preferred stock may be redeemed. Upon liquidation of the Company, the preferred shares have a preference over the common shares equal to the sum of the aggregate offering price ($50 per share) plus accrued but unpaid dividends thereon. The cumulative dividend of 8% is payable quarterly.

         The Series B Preferred Stock, of which 20,000 shares are outstanding, is convertible at the option of the respective holders into the Company's common stock at $3.90 per share and will be automatically converted into common stock of the Company at $3.90 per share on December 31, 1998. If the Company merges or consolidates with, or sells all or substantially all of its assets to, any entity which results in the stockholders of the Company owning less than 50% of the voting power in the election of directors of such other entity; or if any person other than Mark Harrington (Chairman of the Board, Chief Executive Officer and director of the Company) acquires more than 50% of the Company's outstanding common stock, then the conversion price shall be adjusted to the then-current market price of the Company's common stock, but only if the then-current market price is less than the conversion price. The Company may at its option elect to redeem the Series B Preferred Stock at $150 per share at any time after December 31, 1994, if the then-current market price of the Company's common stock exceeds $5.85 per share for 20 of 30 consecutive trading days. The cumulative dividend of 8% is payable quarterly.

         The Series C 8% Convertible Preferred Stock, of which 10,000 shares are outstanding at $100.00 per share, has substantially the same designations, preferences and rights as the Series B 8% Convertible Preferred Stock.

         Pursuant to the agreement with BER for the purchase of the Bakersfield Properties, the Company issued 30,000 shares of Series E Junior Convertible Preferred Stock (the "Series E Preferred

Stock") to BER. The purchase price of the Series E Preferred Stock was $100.00 per share for an aggregate face value of $3,000,000. The Series E Preferred Stock is convertible at the option of the holder into common stock at a conversion price of $3.50 per share, subject to adjustment for certain stock dividends, subdivisions, reclassifications or combinations with respect to the common stock and for certain other distributions or events of consolidation, merger or sale, lease or conveyance of all or substantially all of the assets of the Company. The Series E Preferred Stock receives a cash dividend, cumulative from the date of issuance of the Series E Preferred Stock and payable quarterly in arrears commencing on September 30, 1994, at the rate of $4.00 per share per annum until June 30, 1995, and thereafter at the rate of $9.00 per share per annum. The Company has the option of paying dividends on the Series E Preferred Stock either in cash or in shares of common stock. The Series E Preferred Stock is redeemable in cash at any time, in whole or in part, at the option of the Company, at a price of $110.00 per share, plus accrued and unpaid dividends. The Company must redeem the Series E Preferred Stock in cash upon completion of its first underwritten public offering of securities following the issuance of the Series E Preferred Stock in which the net proceeds received by the Company equal or exceed $20,800,000.

         Each share of Series E Preferred Stock entitles the holder thereof to such number of votes per share as equals the whole number of shares of common stock into which each share of Series E Preferred Stock is then convertible, and each share of Series E Preferred Stock is entitled to vote on all matters as to which holders of common stock are to vote, in the same manner and with the same effect as such holders of common stock, voting together with the holders of common stock as one class, except for certain matters in which holders of the Series E Preferred Stock have class voting rights. At any time while a minimum of 50% of the shares of Series E Preferred Stock remain outstanding, the Company shall not take any action to alter or repeal its Certificate of Incorporation or Bylaws which would adversely affect the rights, privileges or powers of the Series E Preferred Stock (other than the issuance of additional series of stock or increases in the authorized amount of existing series of stock) without the consent or approval of at least a majority of the voting power of the Series E Preferred Stock. The Company may not pay any dividend on its common stock unless all accrued dividends on the Series E Preferred Stock have been paid.

         PREFERRED STOCK DIVIDENDS -

         The Company has paid dividends on preferred stocks for the three years ended December 31, 1995 as follows:

   Preferred Stock                      1995       1994       1993
   ---------------                      ----       ----       ----
   8% Convertible Series A, B, C. . $  265,000   $280,000   $246,468
   9% Redeemable Series D . . . . .    540,161    455,065       -
   4%-9% Convertible Series E . . .    195,000     60,000       -
                                    ----------   --------   --------

                                    $1,000,161   $795,065   $246,468
                                    ==========   ========   ========


         Dividends on 8% Series A, Series B and Series C Preferred Stock were paid in cash for all years presented.

         Dividends on the 9% Series D Preferred Stock for 1994 and the first two quarters of 1995 were paid, at the option of the Company, in additional shares of Series D Preferred Stock. Remaining accrued dividends on the Series D Preferred Stock were paid in cash at its redemption in July 1995.

         Dividends on the Series E Preferred Stock for 1994 and the first two quarters of 1995 were paid, at the option of the Company, in shares of common stock of the Company in lieu of cash. Dividends on the Series E Preferred were paid in cash for the remaining two quarters of 1995. The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.


(12) STOCK OPTIONS AND WARRANTS

         STOCK OPTIONS -

         In October 1992, the Board of Directors adopted the Company's 1992 Stock Option Plan and the Company's 1992 Nonemployee Directors' Stock Option Plan. In May 1994, the Board of Directors adopted the Company's 1994 Stock Option Plan and amended the 1992 Nonemployee Directors' Stock Option Plan to increase the aggregate number of shares which may be issued under that plan. These plans initially had available an aggregate of 1,525,000 shares of common stock and allow the granting of options to purchase shares to employees, officers and nonemployee directors of the Company at a price, for any incentive stock options, not less than the fair market value of the common stock at the time of grant. In case of options that do not constitute incentive stock options, the options may not be less than 85% of the fair market value of the shares at the time the option is granted. The options under these plans vest over a two-year period and expire in five years.

         In addition to the above stock option plans, the Company's Board of Directors and Option Committee has, from time to time, granted options directly to its officers and directors outside of the existing plans.

         Option transactions for the three years ended December 31, 1995 are summarized as follows:

                                         Number of Options
                               -------------------------------------
                                                          Available
                                            Exercise      for Future
                               Outstanding    Price         Grant
                               ----------- ------------  -----------
Balance at December 31, 1992.    693,150   $2.19-$3.85     226,500
  Expired . . . . . . . . . .   (112,800)     $3.30           -
  Exercised . . . . . . . . .   (101,850)  $2.19-$2.80        -
  Granted . . . . . . . . . .    167,000   $3.88-$4.68    (167,000)
                               ---------                 ---------
Balance at December 31, 1993.    645,500   $2.19-$4.68      59,500
  Exercised . . . . . . . . .    (15,000)     $2.19           -
  New plans or shares . . . .       -           -        1,100,000
  Granted . . . . . . . . . .    330,000   $3.38-$4.33    (280,000)
                               ---------                 ---------
Balance at December 31, 1994.    960,500   $2.20-$4.68     879,500
  Expired . . . . . . . . . .    (62,000)  $3.13-$4.68      62,000
  Granted . . . . . . . . . .    150,000   $2.61-$3.71    (150,000)
                               ---------                 ---------
Balance at December 31, 1995.  1,048,500   $2.20-$4.68     791,500
                               =========                 =========


         At December 31, 1995, options to purchase 1,048,500 common shares were outstanding under these plans and agreements (744,000 exercisable with prices ranging from $2.20 to $4.68 per share). At December 31, 1995, the aggregate exercise price of these exercisable options was $2,758,000. Subsequent to December 31, 1995, an option to purchase 150,000 shares of common stock at $4.875 per share was canceled pursuant to an exchange offer. (See Note 11.)

         WARRANTS -

         The Company has issued warrants in connection with certain of its financings. Issuances of these warrants are described in other footnotes herein pertaining to those transactions. All warrant transactions for the three years ended December 31, 1995 are summarized as follows:

                                    Number of
                                    Warrants        Exercise
                                   Outstanding       Price
                                   -----------    ------------
Balance at December 31, 1992. . .     640,293      $3.20-$5.00
  1993 Activity . . . . . . . . .        -              -
                                    ---------
Balance at December 31, 1993. . .     640,293      $3.20-$5.00
  Granted . . . . . . . . . . . .   3,757,294      $4.65-$5.50
                                    ---------
Balance at December 31, 1994. . .   4,397,587      $3.20-$5.50
  Expired . . . . . . . . . . . .    (291,346)        $5.00
  Canceled. . . . . . . . . . . .  (4,424,666)     $4.75-$5.00
  Granted . . . . . . . . . . . .   3,051,765      $3.85-$4.75
                                    ---------
Balance at December 31, 1995        2,733,340      $3.20-$5.50
                                    =========

         At December 31, 1995, warrants to purchase 2,733,340 common shares were outstanding and exercisable under all current warrant agreements. At December 31, 1995, the aggregate exercise price of these warrants was $11,045,000. Subsequent to December 31, 1995, warrants to purchase an aggregate of 576,000 common shares at prices ranging from $3.85 to $5.50 per share were canceled pursuant to certain exchange agreements. (See
Note 11.)

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure will be required as to what net income and earnings per share would have been had the new accounting method been followed. SFAS No. 123 is effective for calendar year 1996, and the Company intends not to apply SFAS No. 123 in its statement of operations in future periods.


(13) RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

        The following table sets forth the Company's results of operations for oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 (amounts in thousands):

                                                                            1995           1994         1993
                                                                          -------         ------       ------
Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . $16,030        $10,982       $6,507
Gas plant and related revenues  . . . . . . . . . . . . . . . . . . . . .   6,362          1,978          -
                                                                           ------         ------        -----
                                                                           22,392         12,960        6,507
                                                                           ------         ------        -----

Production costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,263          3,610        2,249
Gas plant operating costs . . . . . . . . . . . . . . . . . . . . . . . .   3,704          1,708          -
Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .     311            329          229
Depreciation - gas plant  . . . . . . . . . . . . . . . . . . . . . . . .     316            159          -
Depletion, depreciation and
  impairment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,619          3,694        2,619
                                                                           ------         ------        -----
                                                                           15,213          9,500        5,097
                                                                           ------         ------        -----

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .   7,179          3,460        1,410
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,513          1,211          479
                                                                           ------         ------        -----

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 4,666        $ 2,249       $  931
                                                                           ======         ======        =====


         The results of operations from oil and gas producing activities were determined in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69") and, therefore, do not include corporate overhead, interest and other general income and expense items.

         The Company's depletion, depreciation and impairment expense for oil and gas properties per physical unit of production measured in barrel of oil equivalents (with six Mcf of gas equalling one barrel of oil) was $4.26, $4.26 and $5.13 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's depletion and depreciation expense for 1995 included an impairment write-down of $876,000 relating to the implementation of the provisions of SFAS 121. Excluding such impairment write-down, the Company's depletion and depreciation expense was $3.60 per barrel of oil equivalent for 1995.


(14) CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

         The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, amortization and impairment at December 31, 1995 and 1994 were as follows (amounts are in thousands):

                                            1995        1994
                                          -------     -------
      Unproved properties. . . . . . . . $  5,040    $  7,414

      Proved properties. . . . . . . . .   90,200      69,805
                                          -------     -------

      Total capitalized costs. . . . . .   95,240      77,219
      Less - accumulated depletion,
        depreciation and amortization. .  (22,501)    (16,565)
                                          -------     -------

                                         $ 72,739    $ 60,654
                                          =======     =======


         The following table sets forth the costs incurred, both capitalized and expensed, in the Company's oil and gas property acquisition, exploration and development activities for the years presented (amounts in thousands):

                                  1995         1994        1993
                                 ------       ------      ------
Property acquisition costs -
  Proved. . . . . . . . . . . . $   407      $39,094      $5,148
  Unproved. . . . . . . . . . .     -          7,013          22
Exploration costs . . . . . . .     311          329         229
Development costs . . . . . . .  17,760        4,998       3,047
                                 ------       ------       -----

                                $18,478      $51,434      $8,446
                                 ======       ======       =====


(15) MAJOR CUSTOMERS AND CREDIT RISK

         Substantially all the Company's accounts receivable at December 31, 1995 result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables generally have not been material. No known material credit losses were experienced during 1995.

         The Company grants short-term credit to its customers, primarily major oil and gas companies, and generally receives payment within 30 to 60 days after the month of production.

         The following table summarizes the customers that accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:

                 Customer                   1995     1994     1993
     --------------------------------       ----     ----     ----
     Cabot Oil and Gas Marketing Corp. . .    -       21%       -
     Kern Oil and Refining . . . . . . . .   10%      17%       -
     Mock Resources, Inc.  . . . . . . . .   24%       -        -
     Valero Gas Marketing, L.P.  . . . . .   10%       -        -
     Washington Energy Marketing, Inc. . .    -        -       36%

         The Company considers its relationship with its current major customers to be satisfactory.


(16) OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         RESERVES -

         The process of estimating proved developed and proved undeveloped oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of available geologic, engineering and economic data for each reservoir. The data for a given reservoir may change over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that reserve estimates are based on the most accurate and complete information possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

         The Company's oil and gas reserves, shown below, all of which are located in the continental United States, consist of proved developed and undeveloped reserves which, based on subjective judgments, are estimated to be recoverable in the future under existing economic and operating conditions.

         The following table sets forth the changes in the Company's total proved reserves for the years ended December 31, 1995, 1994 and 1993. The reserve estimates for the Royalty Interests were prepared by Huddleston Engineering. All other U.S. reserve estimates for the Company were prepared by Ryder Scott Company. Both firms are independent petroleum engineering firms.

         During 1993, additional proved undeveloped reserves were assigned to STLP as a result of development activities on these properties. Proved undeveloped reserves were also added in 1993 for a new waterflood project in Lea County, New Mexico. A portion of the proved undeveloped reserves from new waterflood projects was moved to the proved developed reserve category in 1993 as a result of a production response in one of the two projects during 1993. Reserves in certain instances were revised downward as a result of lower oil prices adversely affecting economic limits and also the reduced performance on some projects.

         During 1994, the acquisition of interests in the San Joaquin Basin properties account for the reserve volumes purchased in 1994. Additional development drilling work performed on the San Joaquin properties during the last six months of 1994 has resulted in an extension of the proved undeveloped reserve area and is reflected in the extension and discoveries. The improved production performance of the properties has also resulted in an upward revision of the proved reserves. Improved performance on certain Permian Basin properties has also resulted in an increase in reserves. The less than expected performance of the South Texas gas properties and reduced gas prices at December 31, 1994 has resulted in downward revisions of the South Texas reserves. Although gas prices were generally lower at December 31, 1994, as compared to December 31, 1993, an increase in oil prices during the same period provided an offset in revenue which prevented significant changes in economic limits for various properties.

         During 1995, the continued development drilling program on the San Joaquin properties and the successful drilling of a step-out well on the Ellis Lease resulted in a further extension of the proved undeveloped area which is reflected in the extension and discoveries. The favorable gas production rates on the properties also resulted in an upward revision of the proved gas reserves. In 1995, the acquisition of interests in additional wells in the San Joaquin properties and the acquisition of additional properties in the Permian Basin account for the reserve volumes purchased in 1995.

                                                             Oil                  NGLs                 Gas
                                                          ---------               ----              ---------
                                                            (Bbls)               (Bbls)               (Mcf)
                                                          ---------            ----------           ---------
Proved reserves
December 31, 1992 . . . . . . . . . . . . . . . . . . .   1,331,085                 -               6,591,417

  Revisions of previous estimates . . . . . . . . . . .    (512,883)                -                (272,711)
  Improved recovery . . . . . . . . . . . . . . . . . .     695,198                 -                 688,000
  Extensions, discoveries and
    other additions . . . . . . . . . . . . . . . . . .      58,604                 -               7,645,825
  Sales in place  . . . . . . . . . . . . . . . . . . .        (562)                -                (249,202)
  Purchases in place  . . . . . . . . . . . . . . . . .     334,685                 -               4,750,447
  Production  . . . . . . . . . . . . . . . . . . . . .    (181,759)                -              (1,984,820)
                                                         ----------            ---------           ----------

December 31, 1993 . . . . . . . . . . . . . . . . . . .   1,724,368                 -              17,168,956

  Revisions of previous estimates . . . . . . . . . . .   1,697,742                 -               5,538,878
  Improved recovery . . . . . . . . . . . . . . . . . .        -                    -                    -
  Extensions, discoveries and
    other additions . . . . . . . . . . . . . . . . . .     950,013                 -               5,356,714
  Sales in place  . . . . . . . . . . . . . . . . . . .      (2,411)                -                (280,907)
  Purchases in place  . . . . . . . . . . . . . . .       6,523,611            2,994,273           45,344,000
  Production  . . . . . . . . . . . . . . . . . . . . .    (311,831)             (85,940)          (3,325,641)
                                                         ----------            ---------           ----------

December 31, 1994 . . . . . . . . . . . . . . . . . . .  10,581,492            2,908,333           69,802,000

  Revisions of previous estimates . . . . . . . . . . .     (17,124)             102,106           10,118,498
  Improved recovery . . . . . . . . . . . . . . . . . .        -                    -                    -
  Extensions, discoveries and
    other additions . . . . . . . . . . . . . . . . . .   1,851,381              174,991           12,291,500
  Sales in place  . . . . . . . . . . . . . . . . . . .        -                    -                    -
  Purchases in place  . . . . . . . . . . . . . . . .       404,508                 -                 561,281
  Production  . . . . . . . . . . . . . . . . . . . . .    (462,533)            (206,823)          (5,137,079)
                                                         ----------            ---------           ----------

December 31, 1995 . . . . . . . . . . . . . . . . . . .  12,357,724            2,978,607           87,636,200
                                                         ==========            =========           ==========


Proved developed reserves -
December 31, 1993 . . . . . . . . . . . . . . . . . . .     869,328                 -              11,361,784
                                                         ==========            =========           ==========

December 31, 1994 . . . . . . . . . . . . . . . . . . .   2,555,988            1,014,293           27,651,000
                                                         ==========            =========           ==========

December 31, 1995 . . . . . . . . . . . . . . . . . . .   2,801,504              939,088           32,474,000
                                                         ==========            =========           ==========

         STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS -

         The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (amounts in thousands):

                                                                     1995             1994              1993
                                                                    ------           ------            ------
Future cash inflow  . . . . . . . . . . . . . . . . . . . . . . .  $478,302         $375,585          $57,052
Future production, development and
  abandonment costs . . . . . . . . . . . . . . . . . . . . . . .  (238,517)        (215,163)         (22,662)
                                                                    -------          -------           ------

Future cash flows before income taxes . . . . . . . . . . . . . .   239,785          160,422           34,390
Future income taxes   . . . . . . . . . . . . . . . . . . . . . .   (47,082)         (27,228)          (4,747)
                                                                    -------          -------           ------

Future net cash flows . . . . . . . . . . . . . . . . . . . . . .   192,703          133,194           29,643
10% discount factor . . . . . . . . . . . . . . . . . . . . . . .   (81,798)         (52,381)         (11,835)
                                                                    -------          -------           ------
Standardized measure of discounted
  future net cash flow  . . . . . . . . . . . . . . . . . . . . .  $110,905         $ 80,813          $17,808
                                                                    =======          =======           ======


Changes in standardized measure
  of discounted future net cash flows:
    Sales of oil, gas and natural gas
      liquids, net of production costs  . . . . . . . . . . . . .  $(10,857)        $ (7,643)         $(4,194)
    Extensions, discoveries and other
      additions . . . . . . . . . . . . . . . . . . . . . . . . .    13,667            6,381            9,015
    Revisions of estimates of reserves
      proved in prior years:
      Quantity estimated  . . . . . . . . . . . . . . . . . . . .     7,685           16,144           (3,070)
      Net changes in price and production
        costs . . . . . . . . . . . . . . . . . . . . . . . . . .    22,261           (6,446)          (2,931)
    Accretion of discount . . . . . . . . . . . . . . . . . . . .     8,668            2,098            1,693
    Purchases of reserves in place  . . . . . . . . . . . . . . .     3,252           57,001            6,406
    Sales of reserves in place  . . . . . . . . . . . . . . . . .       -               (342)            (238)
    Development costs incurred  . . . . . . . . . . . . . . . . .   (16,691)            (977)           2,854
    Changes in future development costs . . . . . . . . . . . . .    17,167              790           (1,913)
    Net change in income taxes  . . . . . . . . . . . . . . . . .    (7,725)          (2,696)          (2,442)

    Changes in production rates (timing)
      and other . . . . . . . . . . . . . . . . . . . . . . . . .    (7,335)          (1,305)          (1,162)
                                                                    -------          -------           ------

    Net change  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 30,092         $ 63,005          $ 4,018
                                                                    =======          =======           ======


         Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis (including net operating loss carryforwards projected to be usable) of the properties involved.

         These estimates were determined in accordance with SFAS 69. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas prices and the fact that the bases for such volume estimates vary significantly, management believes the usefulness of this data is limited. These estimates of future net cash flows do not necessarily represent management's assessment of estimated fair market value, future profitability or future cash flow to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved as well as probable reserves and upon different price and cost assumptions from those used herein.

         The 1993 revisions of previous estimates of oil and gas reserves reflect the significant decrease in oil prices from 1992 to 1993 and downward adjustments due to performance on certain properties. The purchases in place of oil and gas reserves reflect the acquisition of a larger interest in STLP and the acquisition of interests in additional properties in Lea County, New Mexico. Sales in place reflect the sale of two minor properties in STLP. Extensions and discoveries are primarily a result of drilling activity on the STLP properties during 1993. Improved recovery was primarily the result of projected recovery from an additional secondary recovery project in Lea County, New Mexico. The increased production rates in 1993 reflect a full year of production from interests acquired in 1992 and production from additional property interests acquired during 1993.

         The 1994 revisions of the purchase of reserves in place reflect the acquisition of the property interests in the San Joaquin Basin, California.
The extension and discoveries are a result of the extension of the proved undeveloped area of the San Joaquin Leases. The upward revisions are primarily a result of improved performance on the San Joaquin properties which offset the under performance of certain South Texas Properties. The sales of oil and gas are significantly increased reflecting the production from the San Joaquin properties purchased June 30, 1994.

         The 1995 upward revision in extensions and discoveries reflects the increased proved undeveloped area on the Ellis Lease in the San Joaquin properties which resulted from the development drilling activity and the drilling of a step-out well. Revisions of previous estimates of proved reserves are largely a result of favorable gas production on the San Joaquin properties. The net changes in prices and production costs are primarily a reflection of higher crude oil prices at December 31, 1995, as compared to prior year. Reserve purchases include the acquisition of interests in additional San Joaquin wells and the acquisition of additional properties in the Permian Basin.

         The future cash flows presented in the "Standardized Measures of Discounted Future Net Cash Flows" are based on contract prices for oil and gas for contracted volumes over the contract period, as applicable, and year-end 1995 oil and gas prices for oil and gas volumes not covered under oil and gas contracts. (See Note 9.)

                                EXHIBIT INDEX

          3.1   Registrant's Certificate of Incorporation, as amended through July 13, 1995. (1)
          3.2   Certificate of Ownership and Merger dated March 6, 1996, merging HTAC Investments, Inc. into the
                Registrant. (15)
          3.3   Certificate of Ownership and Merger dated March 6, 1996, merging Warrior, Inc. into the Registrant. (15)
          3.4   Registrant's Bylaws, as amended. (1)
          4.1   Certificate of Designation, Powers, Preferences and Rights of the Series A Preferred Stock of the
                Registrant. (2)
          4.2   Certificate of Designation, Powers, Preferences and Rights of the Series B Convertible Preferred Stock
                of the Registrant. (2)
          4.3   Certificate of Designation, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
                of the Registrant. (2)
          4.4   Certificate of Designation, Powers, Preferences and Rights of the Series E Junior Convertible Preferred
                Stock of the Registrant. (2)
          4.5   Warrant to Trust Company of the West dated November 23, 1992. (4)
          4.6   Amendment No. 1 dated July 30, 1994 to Warrant Certificate dated November 23, 1992 between HarCor
                Energy, Inc. and Trust Company of the West. (12)
          4.7   Amendment No. 2 dated November 1, 1994 to Warrant Certificate dated November 23, 1992 between HarCor
                Energy, Inc. and Trust Company of the West. (11)
          4.8   Amended and Restated Registration Rights Agreement dated as of July 30, 1994 between the Registrant and
                Trust Company of the West. (12)
          4.9   Warrant to Internationale Nederlanden (U.S.) Capital Corporation dated November 20, 1989, as amended in
                December, 1990 and on March 18, 1994. (7)
          4.10  Warrant to First Union National Bank of North Carolina dated June 30, 1994. (12)
          4.11  Amendment No. 1, dated February 12, 1996, to Warrant to First Union National Bank of North
                Carolina dated as of June 30, 1994. (15)

            4.12       Registration Rights Agreement between the Registrant and First Union National Bank of North
                       Carolina dated as of June 30, 1994. (12)
            4.13       Amendment No. 1, dated February 12, 1996, to Registration Rights Agreement between the Registrant and First Union National Bank of North Carolina dated as of June 30, 1994. (15)
            4.14       Specimen of Common Stock Certificate. (9)
            4.15       Stock Purchase Agreement dated as of June 27, 1994 among HarCor Energy, Inc. and the Purchasers named on Schedule I thereto. (12)
            4.16       Form of Warrant to Rauscher, Pierce, Refsnes, Inc. (13)
            4.17       Warrant Agreement among HarCor Energy, Inc. and Texas Commerce Bank National Association as
                       warrant agent dated July 24, 1995. (14)
            4.18       Preferred Stock Warrant Agreement between HarCor Energy, Inc. and BT Securities Corporation dated
                       July 24, 1995. (14)
            4.19       Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc.,
                       BT Securities Corporation and Internationale Nederlanden (U.S.) Securities Corporation dated
                       July 24, 1995. (14)
            4.20       Securityholders' and Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC
                       Investments, Inc. and Texas Commerce Bank National Association, as trustee, dated July 24, 1995.
                       (14)
            4.21       Indenture among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc. and Texas Commerce
                       Bank National Association, as trustee, dated July 24, 1995, including forms of Series A Note and
                       Exchange Note as Exhibits A-1 and A-2 thereto, respectively. (14)
            4.22       First Supplemental Indenture dated as of October 11, 1995 to Indenture filed as Exhibit 4.21.
                       (14).
            10.1       Amended and Restated Credit Agreement between HarCor Energy, Inc. and Internationale Nederlanden
                       (U.S.) Capital Corporation, as Agent, and the Lenders identified therein dated as of July 15,
                       1995. (14)
            10.3       Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement and Financing
                       Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale Nederlanden
                       (U.S.) Capital Corporation, Lender dated March 18, 1994. (7)
            10.4       First Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security
                       Agreement and Financing Statement dated June 30, 1994 by HarCor Energy, Inc. for the benefit of
                       International Nederlanden (U.S.) Capital Corporation, in its capacity as Agent for itself and
                       First Union National Bank of North Carolina. (12)
            10.5       Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement Fixture Filing
                       and

                       Financing Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale
                       Nederlanden (U.S.) Capital Corporation, Lender dated June 30, 1994. (10)
            10.6       Agreement of Dissolution and Termination dated March 18, 1994 between Washington Energy
                       Exploration, Inc. and HarCor Energy, Inc. (7)
            10.7       Purchase Agreement dated December 4, 1987 by and between HarCor Energy Inc. and Harrington and
                       Company EV Fund I, Limited. (5)
        *   10.8       HarCor Energy, Inc. 1992 Stock Option Plan. (9)
        *   10.9       Form of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement for options issued under the HarCor Energy, Inc. 1992 Stock Option Plan. (6)
        *   10.10      HarCor Energy, Inc. 1992 Nonemployee Directors' Stock Option Plan and form of Option Agreement, as amended. (8)
        *   10.11      HarCor Energy, Inc. 1994 Stock Option Plan and related forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (8)
            10.12      Purchase and Sale or Exchange Agreement dated April 18, 1994 between HarCor Energy Inc. and
                       Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and Bakersfield Gas, L.P.
                       (9)
            10.13      Amendment to Purchase and Sale or Exchange Agreement dated June 8, 1994 by and between HarCor
                       Energy, Inc. and Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and
                       Bakersfield Gas, L.P. (9)
        *   10.14      Form of Restricted Stock Agreements between HarCor Energy, Inc. and its officers. (11)
            23.2       Consent of Ryder Scott Company Petroleum Engineers. (15)
            23.3       Consent of Huddleston & Co., Inc. (15)
            23.4       Consent of Arthur Andersen LLP. (15)
            27         Financial Data Schedule (15)
____________________________________________________________________________________________________________________________________

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

        (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-62007) and incorporated herein by reference.
        (2)  Included in Exhibit 3.1.
        (3) Filed as an exhibit to Registrant's Amendment No. 1 to its Form 10-Q for the period ended September 30, 1992 dated as of December 5, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.
        (4) Filed as an exhibit to Registrant's Form 8-K dated as of November 23, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.

        (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1987 (No. 0-9300) and incorporated herein by reference.
        (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
        (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
        (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
        (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994
              (No. 33-8446) and incorporated herein by reference.
        (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
        (15)  Filed herewith.