Form 10-Q
period 1996-03-31
HARCOR ENERGY INC
filed 1996-05-14
CIK 315272

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR

[   ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 0-9300


                              HARCOR ENERGY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        33-0234380
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


  4400 POST OAK PARKWAY, SUITE 2220
              HOUSTON, TX                                       7027-3413
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

         The number of shares of Registrant's Common Stock outstanding at May 14, 1996 was 8,696,207.

================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996



                         Part I - Financial Information           Page
                         ------------------------------           ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31,
   1996 (unaudited) and December 31, 1995                          1

   Consolidated Statements of Operations for the Three
   Months Ended March 31, 1996 and 1995 (unaudited)                3

   Consolidated  Statement of Stockholders' Equity
   for the Three Months Ended March 31, 1996 (unaudited)           4

   Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1996 and 1995 (unaudited)          5

   Notes to Unaudited Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            12


                         Part II - Other Information
                         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                         21

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                     ASSETS


                                                                  March 31,              December 31,
                                                                     1996                    1995
                                                                 -----------             -----------
CURRENT ASSETS:
  Cash and cash investments . . . . . . . . . . . . . . . . . .  $ 3,976,750             $12,204,460
  Accounts receivable . . . . . . . . . . . . . . . . . . . . .    3,699,634               3,829,548
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . .      398,385                 282,833
                                                                  ----------              ----------
  Total current assets  . . . . . . . . . . . . . . . . . . . .    8,074,769              16,316,841
                                                                  ----------              ----------

PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:
  Unproved oil and gas properties . . . . . . . . . . . . . . .    5,211,556               5,039,553
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . . . . . . . . . . . .   55,670,301              54,793,930
    Plant, lease and well equipment . . . . . . . . . . . . . .   18,120,654              16,858,402
    Intangible development costs  . . . . . . . . . . . . . . .   19,371,617              18,547,293
  Furniture and equipment . . . . . . . . . . . . . . . . . . .      262,740                 256,211
                                                                  ----------              ----------
                                                                  98,636,868              95,495,389
  Less - accumulated depletion,
    depreciation and amortization . . . . . . . . . . . . . . .  (24,354,217)            (22,647,657)
                                                                  ----------              ----------
  Net property, plant and equipment . . . . . . . . . . . . . .   74,282,651              72,847,732
                                                                  ----------              ----------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    4,413,029               5,066,904
                                                                  ----------              ----------

                                                                 $86,770,449             $94,231,477
                                                                  ==========              ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  March 31,              December 31,
                                                                     1996                    1995
                                                                 -----------             -----------
CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . . .  $   595,876             $   378,695
  Accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . . . . . .    5,689,828              14,612,813
                                                                  ----------              ----------

  Total current liabilities . . . . . . . . . . . . . . . . . .    6,285,704              14,991,508
                                                                  ----------              ----------

LONG-TERM BANK DEBT . . . . . . . . . . . . . . . . . . . . . .    7,500,000               5,600,000
                                                                  ----------              ----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      240,169                 316,469
                                                                  ----------              ----------

14-7/8% SENIOR SECURED NOTES  . . . . . . . . . . . . . . . . .   63,180,433              63,108,608
                                                                  ----------              ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    65,000 shares outstanding   . . . . . . . . . . . . . . . .          650                     650
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    8,696,207 and 8,631,207
    shares outstanding at March 31,
    1996 and December 31, 1995,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .      869,621                 863,121
  Additional paid-in capital  . . . . . . . . . . . . . . . . .   28,734,380              29,163,670
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .  (20,040,508)            (19,812,549)
                                                                  ----------              ----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . .    9,564,143              10,214,892
                                                                  ----------              ----------

                                                                 $86,770,449             $94,231,477
                                                                  ==========              ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                     ---------------------------------
                                                                        1996                   1995
                                                                     ----------             ----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . .  $5,956,058             $3,683,309
  Gas plant operating
         and marketing revenues . . . . . . . . . . . . . . . . . .   1,623,785              1,785,306
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .      10,310                  6,833
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,413                  8,282
                                                                      ---------              ---------
                                                                      7,596,566              5,483,730
                                                                      ---------              ---------
COSTS AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . .   1,436,729              1,263,087
  Gas plant operating
         and marketing costs  . . . . . . . . . . . . . . . . . . .     956,190              1,410,349
  Engineering and geological costs  . . . . . . . . . . . . . . . .     101,007                 88,665
  Depletion, depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . .   1,706,560              1,346,247
  General and administrative expenses . . . . . . . . . . . . . . .     720,795                665,900
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .   2,642,541              1,129,996
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     260,703                  -
                                                                      ---------              ---------
                                                                      7,824,525              5,904,244
                                                                      ---------              ---------

  Loss before provision for income tax. . . . . . . . . . . . . . .    (227,959)              (420,514)

Provision for income taxes  . . . . . . . . . . . . . . . . . . . .       -                      -
                                                                      ---------              ---------

  Net operating loss  . . . . . . . . . . . . . . . . . . . . . . .    (227,959)              (420,514)

Dividends on preferred stock  . . . . . . . . . . . . . . . . . . .    (132,500)              (335,242)
Accretion on redeemable preferred
  stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -                   (80,986)
                                                                      ---------              ---------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (360,459)            $ (836,742)
                                                                      =========              =========

NET LOSS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . .  $    (0.04)            $    (0.12)
                                                                      =========              =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


                                     Preferred Stock             Common Stock              Additional
                                     ---------------             ------------              ----------
                                                                                            Paid-in          Accumulated
                                                                                            -------          -----------
                                     Shares   Amount            Shares    Amount            Capital            Deficit
                                     ------   ------            ------    ------            -------            -------
 Balance,
   December 31, 1995. .            65,000       $650          8,631,207      $863,121    $29,163,670         $(19,812,549)

 Issuance of common
 stock pursuant to
 warrant exchanges. .                 -           -              65,000         6,500         (6,500)             -
 Cancellation of
 warrants . . . . . .                 -           -             -              -            (290,290)             -

 Preferred stock
 dividends. . . . . .                 -           -             -              -            (132,500)             -

 Net loss for the
 three months ended
 March 31, 1996 . . .                 -           -            -               -                -                (227,959)
                                    -----        ---      ---------        -------        ----------           ----------


 Balance,
   March 31, 1996 . . .            65,000       $650      8,696,207       $869,621       $28,734,380         $(20,040,508)
                                   ======        ===      =========        =======        ==========           ==========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                             Three Months Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                            1996                 1995
                                                                         ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (227,959)          $ (420,514)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depletion, depreciation and
        amortization  . . . . . . . . . . . . . . . . . . . . . . . . .   1,706,560            1,346,247
      Amortization of deferred charges  . . . . . . . . . . . . . . . .     239,574              117,441
  Engineering and geological costs  . . . . . . . . . . . . . . . . . .     101,007               88,665
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     260,703                 -
                                                                         ----------            ---------
                                                                          2,079,885            1,131,839
  Changes in working capital, net
    of effects of non-cash transactions   . . . . . . . . . . . . . . .  (2,167,741)            (187,421)
                                                                         ----------            ---------
  Net cash provided by (used in)
    operating activities  . . . . . . . . . . . . . . . . . . . . . . .     (87,856)             944,418
                                                                         ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs  . . . . . . . . . . . . . . . . . .    (101,007)             (88,665)
  Additions to property and equipment   . . . . . . . . . . . . . . . .  (9,635,408)             (18,341)
                                                                         ----------            ---------
  Net cash used in investing activities   . . . . . . . . . . . . . . .  (9,736,415)            (107,006)
                                                                         ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from increase in debt  . . . . . . . . . . . . . . . . . . .   1,900,000                 -
  Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . .    (132,500)             (70,000)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (170,939)             (13,313)
                                                                         ----------            ---------
  Net cash used in financing activities . . . . . . . . . . . . . . . .   1,596,561              (83,313)
                                                                         ----------            ---------

  Net increase (decrease) in cash   . . . . . . . . . . . . . . . . . .  (8,227,710)             754,099
  Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .  12,204,460              899,198
                                                                         ----------            ---------

  Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $3,976,750           $1,653,297
                                                                          =========            =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     HarCor Energy, Inc. (the "Company") made interest payments of $451,000 and $969,000 during the three months ended March 31, 1996 and 1995, respectively.


         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - THREE MONTHS ENDED MARCH 31, 1996

         During the current period the Company entered into agreements resulting in the issuance of 65,000 unregistered shares of its common stock in exchange for the cancellation of options and warrants to purchase an aggregate of 376,000 of its common shares. Additionally, a warrant to purchase 350,000 shares of the Company's common stock, which was issued in connection with a prior financing, was returned to the Company and canceled in exchange for the issuance of 99,750 new warrants. These activities are not reflected in financing activities (see Note 5).

         Included in investing activities in the current period are payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1995. At March 31, 1996, the Company had accrued capital costs and a capitalized lease aggregating $1,649,000 which are not reflected in investing activities.


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

                                 MARCH 31, 1996



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the three months ended March 31, 1995 include the accounts and results of HarCor Energy, Inc. ("HarCor") and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc.(collectively, the "Company" or "HarCor" unless the context specifies otherwise). The accompanying consolidated financial statements for the three months ended March 31, 1996 include the accounts and results of HarCor, and Warrior and HTAC until those subsidiaries' merger into HarCor (see below).

         Principally all of the assets, equity, revenue and earnings of the Company as described herein are within HarCor Energy, Inc. Separate financial statements of Warrior and HTACI, HarCor's only direct or indirect subsidiaries, have not been included herein because they are wholly owned and not material. In March 1996, Warrior and HTACI were merged into HarCor, and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

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

         A summary of the Company's significant accounting policies is included in the consolidated financial statements and notes thereto, contained in its Annual Report on Form 10-K for the year ended December 31, 1995 (the "10-K"). The unaudited consolidated financial data presented herein should be read in conjunction with the 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the

Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1996 and 1995.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities at March 31, 1996 and 1995 comprised the following (amounts in thousands):

                                                              1996    1995
                                                             ------  ------
         Accrued development costs. . . .                   $ 1,553 $   365
         Accrued interest payable . . . .                     2,124     931
         Trade accounts payable and other                     2,013   2,969
                                                             ------  ------

                                                            $ 5,690 $ 4,265
                                                             ======  ======

         CAPITALIZED INTEREST COSTS-

         Interest costs of $172,000 for the three months ended March 31, 1996 have been capitalized as part of the historical costs of unproved oil and gas properties.

         NEW ACCOUNTING STANDARD:  IMPAIRMENT OF LONG-LIVED ASSETS-

         In September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field-by-field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized down to the properties' fair values. There were no write-downs pursuant to SFAS 121 in the current period.

         USE OF ESTIMATES-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom.

         NET LOSS PER COMMON SHARE-

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 8,685,000 and 7,226,000 for the three-month periods ended March 31, 1996 and 1995, respectively.


(2) LONG-TERM DEBT

         Availability under the Company's credit agreement with ING Capital is limited to a "borrowing base" amount which is determined semi-annually by ING, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base is currently $10 million, and ING Capital has no obligation to increase the borrowing base above this amount. Availability under the credit agreement, which was amended in March 1996, will terminate on June 30, 1997, at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. There was $7.5 million outstanding under this facility at March 31, 1996. The effective interest rate on the balance outstanding was 8.125% at that date. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50%.

         See Notes to Consolidated Financial Statements included in Item 8. of
Part II of the Company's December 31, 1995 Report on Form 10-K for a complete description of the Company's New Credit Agreement.


(3) SENIOR SECURED NOTES

         On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 units (the "Units") consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due July 15, 2002 (the "Notes") and warrants to purchase 1,430,000 shares of common stock at $3.85 per share. Each Unit consists of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock.

         The Company used the net proceeds of approximately $61 million from the sale of the Units (after discounts and offering expenses) to retire all outstanding debt, redeem the Series D Preferred Stock outstanding, acquire interests in certain oil and gas wells associated with the Bakersfield Properties, and finance a portion of the development of the Bakersfield Properties during the remainder of 1995.

         The differing amount between the $65 million face value of the Notes and the balance sheet amount recorded herein is the result of an allocation to paid-in capital of the value ascribed to the warrants at the time of their issuance. This amount will amortize through interest expense over the life of the Notes.

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


         The Notes were issued pursuant to an indenture between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries securing its bank debt.

         See Notes to Consolidated Financial Statements included in Item 8. of
Part II of the Company's December 31, 1995 Report on Form 10-K for a complete description of the Company's Senior Secured Notes.


(4) COMMITMENTS AND CONTINGENCIES

         RISK MANAGEMENT AND HEDGING ACTIVITIES-

         The Company utilizes financial instruments as a hedging strategy to protect against the effects of volatility in crude oil and natural gas commodity prices. Upon consummation of an acquisition, the Company will usually enter into commodity derivative contracts (hedges) such as futures, swaps or collars or forward contracts which cover a substantial portion of the existing production of the acquired property. Over time, as production increases, the Company may continue to utilize hedging techniques to ensure that a portion of its production remains appropriately hedged. Gains or losses under the hedging agreements are recognized in oil and gas production revenues in periods in which the hedged production occurs and such agreements are settled on a monthly basis.

         As of March 31, 1996, the Company was a party to various gas contracts covering volumes of approximately 1.8 Bcf and 1.2 Bcf for 1996 and 1997, respectively, at prices ranging from $1.68/MMBtu to $2.07/MMBtu; a gas contract covering 2.2 Bcf for 1996 and 2.2 Bcf for 1997 which fixes volumes to be sold at $0.3675 less than the NYMEX gas future price for each month; and oil hedges covering notional volumes of approximately 243 MBOE, 98 MBOE and 29 MBOE for 1996, 1997 and 1998, respectively, at prices ranging from $15.80/Bbl to $18.75/Bbl.

(5) STOCKHOLDERS' EQUITY

         WARRANT EXCHANGES -

During the current quarter the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged all or a portion of their options and warrants outstanding for unregistered shares of common stock of the Company. Pursuant to these exchange agreements, an option to purchase 150,000 common shares at $4.875 per share, and warrants to purchase an aggregate of 226,000 common shares at prices ranging from $4.75 to $5.50 per share, were exchanged and canceled for 65,000 unregistered shares of common stock of the Company. Additionally, in March 1996, a warrant to purchase 350,000 shares of the Company's common stock at $3.85 per share, which was issued in connection with the Note Offering, was returned to the Company and canceled in exchange for the issuance of 99,750 new warrants with the same exercise price.

         PREFERRED STOCK DIVIDENDS -

         The Company has paid dividends on preferred stocks for the three months ended March 31, 1996 and 1995 as follows:

                                      Three Months Ended March 31,
                                      ----------------------------
                                           1996          1995
                                         --------      -------
   8% Convertible (Series A, B, C) . . . $ 65,000      $ 70,000
   9% Redeemable (Series D). . . . . . .      -         235,242
   4%/9% Convertible (Series E) . . .  .   67,500        30,000
                                          -------       -------

                                         $132,500      $335,242
                                          =======       =======


         Dividends on 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods presented. Dividends on 9% Series D in first quarter 1995 were paid, at the option of the Company, in additional shares of Series D Redeemable Preferred Stock. Dividends on the Series E Preferred Stock for first quarter 1995 were paid, at the option of the Company, in shares of common stock of the Company in lieu of cash. Dividends on the Series E Preferred were paid in cash for the current quarter. The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         All dollar amounts referenced in this Item 2. have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED MARCH 31, 1996 AND 1995

         REVENUES - The Company's total revenues increased $2,113,000 (39%) from $5,484,000 in first quarter 1995 to $7,597,000 in the current period.

         The Company's oil and gas revenues increased $2,273,000 (62%) from $3,683,000 in the first three months of 1995 to $5,956,000 in the current period. Oil revenues increased $941,000 (52%) from $1,800,000 in first quarter 1995 to $2,741,000 in the current period due to higher oil production and slightly higher prices. Oil production increased 46,700 barrels (42%) from 111,500 barrels in the first three months of 1995 to 158,200 barrels in the current period. The increased production was primarily a result of the continued drilling and development of the Bakersfield Properties, which contributed an incremental 48,600 barrels during the current period as compared to the first quarter of 1995. Oil production from the Company's Permian and other properties declined slightly (1,900 barrels) in the aggregate due to normal production declines. The average price received for oil was $17.33 per barrel during first quarter 1996 compared to $16.15 per barrel for the same period in 1995.

         The Company's gas revenues increased $1,332,000 (71%) from $1,883,000 in the first three months of 1995 to $3,215,000 in the current period also due to increased production and higher prices. Gas production increased 574,000 Mcf (50%) from 1,157,000 Mcf in first quarter 1995 to 1,731,000 Mcf in first quarter 1996 primarily due to the continued drilling and development of the Bakersfield Properties, which contributed an incremental 523,000 Mcf during the current period as compared to first quarter 1995. Gas production from the Company's South Texas Properties increased 50,000 Mcf during the current period primarily due to the drilling of an additional development well, while gas production from the Company's Permian and other properties remained flat from period to period. Average prices received for gas were $1.86 per Mcf in first quarter 1996 as compared to $1.62 per Mcf in the first three months of 1995.

         During the first quarter of 1996, the Company realized revenues of $1,624,000 from its natural gas processing plant. These revenues consisted of $1,131,000 from the sale of 2,615,000 gallons of processed natural gas liquids
(NGLs), $468,000 from the resale of natural gas purchased from third parties, and $25,000 in gas processing fees. During the first quarter of 1995, the Company realized revenues of $1,785,000 from the natural gas plant, consisting of $1,139,000 in the resale of natural gas purchased from third parties, $622,000 from the sale of 1,561,000 gallons of NGLs, and $24,000 in gas processing fees. Although total gas plant revenues decreased slightly in the current period, the plant's net operating margin increased $303,000 (83%) due to an increase in NGLs sales as a result of higher lease production.

         The Company realized total interest and other income of approximately $17,000 in the first quarter of 1996 as compared to $15,000 during the first three months of 1995.

         COSTS AND EXPENSES - Total costs and expenses increased $1,920,000 (32%) from $5,904,000 in first quarter 1995 to $7,824,000 in the current period.

         The Company's production costs increased $174,000 (14%) from $1,263,000 in the first three months of 1995 to $1,437,000 in the current period. This was primarily due to the continuing development of the Bakersfield Properties and resulting increase in number of producing wells in that area. Production costs on the Company's South Texas and Permian properties decreased slightly in the current period.

         During the first quarter of 1996, the Company incurred costs of $956,000 resulting from the operations of its natural gas processing plant. These costs included $359,000 from the purchase of natural gas for processing and resale and $597,000 of direct operating expenses. During the first quarter of 1995, the Company incurred costs of $1,410,000 in the operations of its natural gas processing plant, consisting of $958,000 from the purchase of natural gas for processing and resale and $452,000 of direct operating expenses. This represents a decrease of $454,000 (32%) in plant costs during the current period.

         The Company incurred engineering and geological expenses of $101,000 and $89,000 during the three months ended March 31, 1996 and 1995, respectively.

         The Company's depletion, depreciation and amortization ("DD&A") expense increased $360,000 (27%) from $1,346,000 in first quarter 1995 to $1,706,000 in the first quarter of 1996 as a result of increases in depreciable oil and gas assets due to costs incurred in the continued development of the Bakersfield Properties. The DD&A rate per BOE for oil and gas reserves was $3.60 per barrel of oil equivalent ("BOE") in the current period as compared to $4.26 during first quarter 1995.

         The Company's general and administrative expenses increased slightly in the current period ($55,000 or 8%) due to the Company's continued growth and expansion.

         The Company's interest expense increased $1,513,000 from $1,130,000 in first quarter 1995 to $2,643,000 in first quarter 1996. This was due to the refinancing of the Company's bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from the Note Offering.

         Total dividends on preferred stock were $132,000 in the first three months of 1996, as compared to $335,000 in the first quarter of 1995. First quarter 1996 dividends consisted of cash, while first quarter 1995 dividends consisted of $70,000 in cash, $235,000 in Series D Preferred Stock and $30,000 in common stock of the Company. The Company also incurred a non-cash charge of $81,000 attributable to accretion on its Series D Redeemable Preferred Stock in 1995. The Series D Redeemable Preferred Stock was redeemed in July 1995.

         NON-RECURRING CHARGE - During the current period the Company incurred a non-cash write-off of $261,000, representing the remaining portion of a long-term investment made in a gas marketing company which recently declared bankruptcy.

         NET LOSS - The Company's net operating loss for first quarter 1996 was $228,000 while net loss attributable to common stockholders was $360,000 ($.04 per share) after preferred dividends. In first quarter 1995, the Company had a net operating loss of $421,000 and net loss to common shareholders of $837,000 ($.12 per share) after preferred dividends and accretion.

         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and a combination of debt and equity financings as needs for capital have arisen. During the three months ended March 31, 1996, the Company used net cash from operations of $88,000 as compared to $944,000 cash flows generated from operations during the same period in 1995. The Company realized net proceeds of $1,597,000 from financing activities during the current period, which consisted primarily of a draw-down on its credit facility net of dividends and miscellaneous financing costs. During the first quarter of 1995, the Company had nominal financing activities. The Company utilized a net of $9,736,000 for investing activities in the current year as compared to $107,000 during 1995.

         WORKING CAPITAL - The Company had net working capital of $1,789,000 with a current ratio of 1.3:1 at March 31, 1996 as compared to net working capital of $1,325,000 and a current ratio of 1.1:1 at December 31, 1995.

         OPERATING ACTIVITIES - Discretionary cash flow is a measure of performance which is useful for evaluating exploration and production companies. It is derived by adjusting net income or loss to eliminate the non-cash effects of exploration expenses, depletion, depreciation, amortization and non-recurring charges, if applicable. The effects of non-cash working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt service and repayment and dividend payments.

         During the three months ended March 31, 1996, the Company generated discretionary cash flow of $2,080,000 (before non-cash changes in working capital of $2,168,000). This compares to $1,132,000 (before non-cash changes in working capital of $187,000) during the same period in 1995. The improvement in the current year, in spite of significantly increased debt service, was primarily due to increased oil and gas production resulting from the continued drilling and development of the Bakersfield Properties. The Company had a total of 144 producing wells in this area at March 31, 1996, as compared to 96 producing wells at March 31, 1995. As a consequence of these drilling activities and the acquisition of certain additional interests in these properties in July 1995, HarCor's share of sales production from the Bakersfield Properties averaged 1,336 BPD and 13,895 Mcfd during the first quarter of 1996, showing increases of 68% and 72%, respectively, over first quarter 1995 average rates of 796 BPD and 8,085 Mcfd. Additionally, first quarter 1996 production rates on the Bakersfield Properties demonstrated a continuing increase over fourth quarter average production rates of 1,174 BPD and 11,734 Mcfd.

         The Company also realized a net operating margin of $668,000 on its gas plant operations in first quarter 1996 as compared to $365,000 in first quarter 1995. This was primarily due to increased gas production volumes from the Bakersfield Properties processed through the plant, resulting in increased sales of NGLs in the current quarter.

         The Company expects further improvement in operating cash flows in future periods as a result of its continuing drilling and development program. As of March 1996, all of the wells drilled on the Bakersfield Properties were completed and producing. The Company anticipates resuming its drilling and development program towards the end of the second quarter and has initiated the drilling of its first horizontal well on the property. See "Capital Expenditures and Future Outlook" which follows.

         FINANCING ACTIVITIES: CREDIT AGREEMENT - Availability under the Company's credit agreement with ING Capital is limited to a "borrowing base" amount. The borrowing base is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base is currently $10 million and ING Capital has indicated to the Company that it anticipates raising the borrowing base to the $15 million limit of the facility. Availability under the credit agreement, which was amended in March 1996, will terminate on June 30, 1997, at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. The Company drew down $1.9 million on this facility during the current period and there was $7.5 million outstanding at March 31, 1996. The effective interest rate on the balance outstanding was 8.125% at that date. Amounts advanced under this facility will bear interest at an adjusted Eurodollar rate plus 2.50%. The Company repaid $2 million of the outstanding balance under the credit agreement subsequent to March 31, 1996 from cash flows generated by operations.

         The credit agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The credit agreement also contains customary default provisions.

         All indebtedness of the Company under the credit agreement is secured by a first lien upon substantially all of the Company's oil and gas properties as well as by a pledge of all of the capital stock of the Company's subsidiaries and the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

         See Notes to Consolidated Financial Statements included in Item 8. of
Part II of the Company's December 31, 1995 Report on Form 10-K for a complete description of the Senior Secured Notes and the Credit Agreement.

         FINANCING ACTIVITIES: SENIOR SECURED NOTES - The Company's Senior Secured Notes bear interest at the rate of 14-7/8% per annum. Interest accrues from the date of issue and will be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1996. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:


                          Year                        Percentage
                          ----                        ----------
                          1999 . . . . . . . . . .       110%
                          2000 . . . . . . . . . .       107%
                          2001 and thereafter. . .       100%

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

         All of the obligations of the Company under the notes and related indenture are secured by a second priority lien on substantially all of the assets of the Company, which are also collateralized under its secured credit agreement.

         The Company also used an aggregate of $303,000 for the payment of dividends and miscellaneous financing costs during the current period.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the three months ended March 31, 1996 have not had any material effect on the Company's liquidity or results of operations. (See Note 4 of Notes to Consolidated Financial Statements included herein.)

         CAPITAL EXPENDITURES AND FUTURE OUTLOOK - The Company incurred a total of $9,736,000 in drilling, development and related expenditures during the current period, most of which were related to the continued development of the Bakersfield Properties. Of this amount, $8,188,000 related to costs accrued but unpaid at December 31, 1995.

         The Company intends to spend an estimated $56.6 million for capital expenditures to develop the proved reserves of the Bakersfield Properties over the next five years, of which $16 million is planned to be spent during 1996, $12 million in 1997 and $28.6 million thereafter. The Company plans to fund 1996 and future capital expenditures from operating cash flows and borrowings under its credit agreement, of which $4.5 million is currently available.

         The Company currently anticipates that total additional drilling necessary to develop the Bakersfield Properties will result in approximately 178 new wells. The projected total development costs for the existing proved reserves assigned to the Bakersfield Properties after 1996 are estimated at approximately $41 million net to the Company based on current drilling costs.

         The Company also plans to spend approximately $1.5 million to drill two horizontal wells on these properties during 1996. The first of these wells is currently being drilled on the Ellis Lease in the Diatomite formation to test a possible extension of the current proved area of the field and to evaluate the use of horizontal wells to eliminate the drilling of certain planned infill vertical wells on the Ellis Lease. A second horizontal well is planned to evaluate its applicability to producing the deeper Reef Ridge Shale zones on the Ellis Lease. If successful, additional horizontal locations may be identified for future drilling on the Ellis Lease as well as the Company's Truman and Tisdale Leases in areas currently outside the proven areas of these fields. The Company currently estimates that there is potentially 9 MMBOE in reserves outside the current proven areas of these fields that may be recovered with future drilling. No assurances can be given, however, that any of such wells will be drilled, or that if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company is also involved in two small waterflood projects on its Permian Basin properties and has approximately $2.4 million in capital expenditures planned in this area during the next two years.

         Based on current engineering estimates, the Company anticipates producing from its existing proved producing properties approximately 744,000 barrels of oil and plant products and 6.3 Bcf of gas during 1996 and 516,000 barrels of oil and plant products and 4.5 Bcf of gas during 1997. If the Company adheres to its planned drilling and development program and capital expenditure schedule as described herein and is successful in these efforts, the Company anticipates producing from its existing proved undeveloped properties an additional 250,000 of barrels of oil and plant products and 1.6 Bcf of gas in 1996 and 595,000 barrels of oil and plant products and 3.9 Bcf of gas in 1997. These production estimates are based on reports prepared by independent petroleum engineers as of January 1, 1996, and do not take into account risk factors such as deviations in the projected rates of declines on currently producing wells or less than anticipated production from development drilling activities and potential decreases in future oil and gas prices.

         The Company intends to continue participating in development drilling on its South Texas Properties as these opportunities arise. In the second half of 1995, the Company participated in a leasing program which was undertaken in South Texas around the Company's existing Hostetter Field for a planned 3-D seismic program. The 3-D seismic is currently being shot and processing of data from this seismic program should commence in May 1996, and drilling could begin in the third quarter of 1996. In furtherance of this effort and as part of the Company's strategy of aligning itself with partners that have technological expertise, the Company anticipates entering into an agreement with a 3-D seismic company to jointly explore the Hostetter Field. This partner in turn has provided the Company with a similar opportunity in one of its current exploration projects. The Company and this 3-D seismic partner have also agreed to purchase jointly a 15% working interest in a 3-D seismic/exploration project in Reeves County, Texas, the first phase of which is currently being shot. The projects' area of mutual interest covers approximately 160,000 acres and will entail shooting 3-D seismic data over approximately 200 square miles with the first exploratory test well planned for the first quarter of 1997. The Company and its 3-D seismic partner have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects.

         The Company expects that its available cash, expected cash flows from operating activities and availability under its New Credit Agreement will be sufficient to meet its financial obligations and fund its planned developmental drilling and exploration activities for the foreseeable future, provided, that

(i) there are no significant decreases in oil and gas prices beyond current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such areas with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

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


                                        HARCOR ENERGY, INC.
                                        Registrant




Date:  May 14, 1996                      /s/ Francis H. Roth
                                        -------------------------------
                                        Francis H. Roth
                                        President and Chief
                                        Operating Officer




Date:  May 14, 1996                      /s/ Gary S. Peck
                                        -------------------------------
                                        Gary S. Peck
                                        Vice President-Finance
                                        Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- - -------                  -----------
  27          -  Financial Data Schedule
