Form 10-Q
period 1996-06-30
HARCOR ENERGY INC
filed 1996-08-14
CIK 315272

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

         The number of shares of Registrant's Common Stock outstanding at August 14, 1996 was 13,755,266.

================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996
                      -----------------------------------



                                                                       Page
                                                                       ----

                      Part I - Financial Information
                      ------------------------------

Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 1996
     (unaudited) and December 31, 1995                                  1

   Consolidated Statements of Operations for the Three
     Months Ended June 30, 1996 and 1995 (unaudited)                    3

   Consolidated Statements of Operations for the Six
     Months Ended June 30, 1996 and 1995 (unaudited)                    4

   Consolidated  Statement of Stockholders' Equity
     for the Six Months Ended June 30, 1996 (unaudited)                 5

   Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1995 (unaudited)                6

   Notes to Unaudited Consolidated Financial Statements                 9


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               18



                          Part II - Other Information
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                              31

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

             ------------------------------------------------------
                                     ASSETS


                                             JUNE 30,      DECEMBER 31,
                                               1996            1995
                                          ------------     ------------
CURRENT ASSETS:

  CASH AND CASH INVESTMENTS . . . . .     $  1,298,654     $ 12,204,460
  ACCOUNTS RECEIVABLE . . . . . . . .        3,697,294        3,829,548

  PREPAIDS AND OTHER  . . . . . . . .          154,003          282,833
                                          ------------     ------------
  TOTAL CURRENT ASSETS  . . . . . . .        5,149,951       16,316,841
                                          ------------     ------------


PROPERTY AND EQUIPMENT, AT COST,
  SUCCESSFUL EFFORTS METHOD:

  UNPROVED OIL AND GAS PROPERTIES . .        5,383,566        5,039,553
  PROVED OIL AND GAS PROPERTIES:
    LEASEHOLD COSTS . . . . . . . . .       56,626,095       54,793,930

    PLANT, LEASE AND WELL EQUIPMENT .       18,474,070       16,858,402
    INTANGIBLE DEVELOPMENT COSTS  . .       22,255,155       18,547,293

  FURNITURE AND EQUIPMENT . . . . . .          290,539          256,211
                                          ------------     ------------
                                           103,029,425       95,495,389
  LESS - ACCUMULATED DEPLETION,

    DEPRECIATION AND AMORTIZATION . .      (25,992,365)     (22,647,657)
                                          ------------     ------------
  NET PROPERTY, PLANT AND EQUIPMENT .       77,037,060       72,847,732
                                          ------------     ------------

OTHER ASSETS                                 4,439,294        5,066,904
                                          ------------     ------------
                                          $ 86,626,305     $ 94,231,477
                                          ============     ============





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

             ------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           JUNE 30,     DECEMBER 31,
                                             1996           1995
                                        ------------    ------------
CURRENT LIABILITIES:

  SHORT-TERM DEBT . . . . . . . . . .   $    311,412    $    378,695
  ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES . . . . . . .      8,210,882      14,612,813
                                        ------------    ------------

  TOTAL CURRENT LIABILITIES . . . . .      8,522,294      14,991,508
                                        ------------    ------------

LONG-TERM BANK DEBT . . . . . . . . .      5,500,000       5,600,000
                                        ------------    ------------

OTHER LIABILITIES . . . . . . . . . .         16,912         316,469
                                        ------------    ------------


14-7/8% SENIOR SECURED NOTES . . . .      63,252,258      63,108,608
                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE -

    1,500,000 SHARES AUTHORIZED;
    65,000 SHARES OUTSTANDING . . . .            650             650

  COMMON STOCK, $.10 PAR VALUE -
    25,000,000 SHARES AUTHORIZED;
    8,696,207 AND 8,631,207 SHARES

    OUTSTANDING AT JUNE 30, 1996 AND
    DECEMBER 31, 1995, RESPECTIVELY .        869,621         863,121

  ADDITIONAL PAID-IN CAPITAL  . . . .     28,601,880      29,163,670
  ACCUMULATED DEFICIT . . . . . . . .    (20,137,310)    (19,812,549)
                                        ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY  . . . .      9,334,841      10,214,892
                                        ------------    ------------

                                        $ 86,626,305    $ 94,231,477
                                        ============    ============




                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                      ------------------------------------

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                   ---------------------------
                                                       1996           1995
                                                   ------------   ------------
REVENUES:
  OIL AND GAS REVENUES . . . . . . . . . .         $  5,500,870   $  3,372,518
  GAS PLANT OPERATING
    AND MARKETING REVENUES . . . . . . . .            1,791,131      1,369,035

  INTEREST INCOME  . . . . . . . . . . . .                1,410         14,085
  OTHER  . . . . . . . . . . . . . . . . .               75,901          5,434
                                                   ------------   ------------
                                                      7,369,312      4,761,072
                                                   ------------   ------------
COSTS AND EXPENSES:
  PRODUCTION COSTS . . . . . . . . . . . .            1,236,960      1,263,559
  GAS PLANT OPERATING
    AND MARKETING COSTS  . . . . . . . . .            1,030,280        796,775
  ENGINEERING AND GEOLOGICAL COSTS . . . .               64,145         93,351

  DEPLETION, DEPRECIATION AND
    AMORTIZATION . . . . . . . . . . . . .            1,638,148      1,096,615
  GENERAL AND ADMINISTRATIVE EXPENSES  . .              820,929        550,148
  INTEREST EXPENSE . . . . . . . . . . . .            2,675,652      1,107,694
                                                   ------------   ------------
                                                      7,466,114      4,908,142
                                                   ------------   ------------
  LOSS BEFORE PROVISION FOR INCOME TAX . .              (96,802)      (147,070)

PROVISION FOR INCOME TAXES . . . . . . . .                   -              -
                                                   ------------   ------------
  NET OPERATING LOSS . . . . . . . . . . .              (96,802)      (147,070)
DIVIDENDS ON PREFERRED STOCK . . . . . . .             (132,500)      (335,600)
ACCRETION ON REDEEMABLE
  PREFERRED STOCK  . . . . . . . . . . . .                   -         (84,005)
                                                   ------------   ------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS . . . . . . . . . . . . . .         $   (229,302)  $   (566,675)
                                                   ============   ============

NET LOSS PER COMMON SHARE  . . . . . . . .         $      (0.03)  $      (0.08)
                                                   ============   ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                     -------------------------------------

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                             --------------------------------
                                                  1996                1995
                                             --------------    --------------
REVENUES:
  OIL AND GAS REVENUES . . . . . . . . . .   $  11,456,928     $    7,055,827

  GAS PLANT OPERATING
    AND MARKETING REVENUES . . . . . . . .       3,414,916          3,154,341
  INTEREST INCOME  . . . . . . . . . . . .          11,720             20,918
  OTHER  . . . . . . . . . . . . . . . . .          82,314             13,716
                                             -------------     --------------
                                                14,965,878         10,244,802
                                             -------------     --------------
COSTS AND EXPENSES:
  PRODUCTION COSTS . . . . . . . . . . . .       2,673,689          2,522,927
  GAS PLANT OPERATING
    AND MARKETING COSTS  . . . . . . . . .       1,986,470          2,207,124
  ENGINEERING AND GEOLOGICAL COSTS . . . .         165,152            185,735
  DEPLETION, DEPRECIATION AND
    AMORTIZATION . . . . . . . . . . . . .       3,344,708          2,442,862
  GENERAL AND ADMINISTRATIVE EXPENSES  . .       1,541,724          1,216,048
  INTEREST EXPENSE . . . . . . . . . . . .       5,318,193          2,237,690
  OTHER  . . . . . . . . . . . . . . . . .         260,703                -
                                             -------------     --------------
                                                15,290,639         10,812,386
                                             -------------     --------------

  LOSS BEFORE PROVISION FOR INCOME TAX . .        (324,761)          (567,584)

PROVISION FOR INCOME TAXES . . . . . . . .              -                  -
                                             -------------     --------------

  NET OPERATING LOSS . . . . . . . . . . .        (324,761)          (567,584)

DIVIDENDS ON PREFERRED STOCK . . . . . . .        (265,000)          (670,842)
ACCRETION ON REDEEMABLE
  PREFERRED STOCK  . . . . . . . . . . . .              -            (164,991)
                                             -------------     --------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS . . . . . . . . . . . . . .   $    (589,761)    $   (1,403,417)
                                             =============     ==============

NET LOSS PER COMMON SHARE  . . . . . . . .   $       (0.07)    $        (0.19)
                                             =============     ==============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                ------------------------------------------------


                                       PREFERRED STOCK             COMMON STOCK              ADDITIONAL
                                    ----------------------     ----------------------         PAID-IN          ACCUMULATED
                                    SHARES         AMOUNT       SHARES       AMOUNT           CAPITAL            DEFICIT
                                    ------         -------     ---------   ----------      -------------     --------------
BALANCE, DECEMBER 31, 1995          65,000         $   650     8,631,207   $  863,121      $  29,163,670     $  (19,812,549)



ISSUANCE OF COMMON STOCK
 PURSUANT TO WARRANT EXCHANGE          -                -         65,000        6,500             (6,500)               -


CANCELLATION OF WARRANTS               -                -             -            -            (290,290)               -


PREFERRED STOCK DIVIDENDS              -                -             -            -            (265,000)               -



NET LOSS FOR THE SIX MONTHS
 ENDED JUNE 30, 1996                   -                -             -            -                 -             (324,761)

                                    ------         --------    ---------   ----------        -----------      -------------
BALANCE, JUNE 30, 1996              65,000         $    650    8,696,207   $  869,621        $28,601,880      $ (20,137,310)
                                    ======         ========    =========   ==========        ===========      =============





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                     -------------------------------------

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                              --------------------------------
                                                    1996             1995
                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS . . . . . . . . . . . . . . . .    $    (324,761)     $    (567,584)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPLETION, DEPRECIATION AND
    AMORTIZATION . . . . . . . . . . . . .        3,344,708          2,442,862
    AMORTIZATION OF DEFERRED CHARGES . . .          481,193            225,012
  ENGINEERING AND GEOLOGICAL COSTS . . . .          165,152            185,735
  OTHER  . . . . . . . . . . . . . . . . .          260,703                 --
                                              -------------      -------------

                                                  3,926,995          2,286,025
  CHANGES IN WORKING CAPITAL, NET OF
    EFFECTS OF NON-CASH TRANSACTIONS . . .          203,494           (926,730)
                                              -------------      -------------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES . . . . . . . . .        4,130,489          1,359,295
                                              -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ENGINEERING AND GEOLOGICAL COSTS . . . .         (165,152)          (185,735)
  ADDITIONS TO PROPERTY AND EQUIPMENT  . .      (13,797,196)          (515,201)
                                              -------------      -------------

  NET CASH USED IN INVESTING ACTIVITIES  .      (13,962,348)          (700,936)
                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM BANK DEBT . . . . .               1,900,000                 --
  REPAYMENT OF BANK DEBT . . . . . . . . .       (2,000,000)           (60,000)
  DIVIDENDS ON PREFERRED STOCK . . . . . .         (265,000)          (135,000)
  DECREASE IN OTHER DEBT AND LIABILITIES .         (366,840)           (16,321)
  INCREASE IN OTHER ASSETS . . . . . . . .         (342,107)           (91,767)
                                              -------------      -------------

  NET CASH USED IN FINANCING ACTIVITIES . .      (1,073,947)          (303,088)
                                              -------------      -------------
  NET INCREASE (DECREASE) IN CASH  . . . .      (10,905,806)           355,271
  CASH AT BEGINNING OF PERIOD  . . . . . .       12,204,460            899,198
                                              -------------      -------------
  CASH AT END OF PERIOD  . . . . . . . . .    $   1,298,654      $   1,254,469
                                              =============      =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                -----------------------------------------------

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND)

     HarCor Energy, Inc. (the "Company") made interest payments of $4,854,000 and $1,176,000 during the six months ended June 30, 1996 and 1995, respectively.

         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - SIX MONTHS ENDED JUNE 30, 1996

         During the current period the Company entered into agreements resulting in the issuance of 65,000 unregistered shares of its common stock in exchange for the cancellation of options and warrants to purchase an aggregate of 376,000 of its common shares. Additionally, a warrant to purchase 350,000 shares of the Company's common stock, which was issued in connection with a prior financing, was returned to the Company and canceled in exchange for the issuance of 99,750 new warrants. These activities are not reflected in financing activities in this statement of cash flows and did not result in a gain or loss (see Note 5).

         Included in investing activities in the current period are payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1995. At June 30, 1996, the Company had accrued capital costs aggregating $1,925,000 which are not reflected in investing activities in this statement of cash flows.

         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - SIX MONTHS ENDED JUNE 30, 1995

         During the six months ended June 30, 1995, the Company paid "in-kind" dividends on its Series D Preferred Stock consisting of $476,000 in newly-issued Series D Preferred Stock and paid dividends on its Convertible Series E Preferred Stock consisting of $60,000 in newly-issued unregistered shares of the Company's common stock. The Company also incurred an accretion charge of $165,000 on its Series D Preferred Stock during the period. These dividend payments and accretion are not reflected in financing activities.

         Pursuant to the terms of its bridge loan facility, the Company issued to its secured lender 75,000 shares of its common stock during the period, which was ascribed a value of $253,000 and recorded to deferred financing costs.

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the six months ended June 30, 1995 include the accounts and results of HarCor Energy, Inc. ("HarCor") and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc.("HTACI"); (collectively, the "Company" or "HarCor", unless the context specifies otherwise). The accompanying consolidated financial statements for the six months ended June 30, 1996 include the accounts and results of HarCor, and Warrior and HTAC until those subsidiaries' merger into HarCor (see below).

         Principally all of the assets, equity, revenue and earnings of the Company as described herein are within HarCor Energy, Inc. Separate financial statements of Warrior and HTACI, HarCor's only direct or indirect subsidiaries, have not been included herein because they were wholly owned and not material. In March 1996, Warrior and HTACI were merged into HarCor, and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

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

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month and six-month periods ended June 30, 1996 and 1995.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities at June 30, 1996 and December 31, 1995 were comprised of the following (amounts in thousands):

                                                  June 30,         December 31,
                                                    1996               1995
                                                  --------         ------------
         Accrued development costs. . . .         $ 1,925            $ 8,188
         Accrued interest payable . . . .           4,544              4,217
         Trade accounts payable and other           1,741              2,208
                                                  -------            -------
                                                  $ 8,210            $14,613
                                                  =======            =======

         CAPITALIZED INTEREST COSTS-

         Interest costs of $344,000 for the six months ended June 30, 1996 have been capitalized as part of the historical costs of unproved oil and gas properties.

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

         NET LOSS PER COMMON SHARE-

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 8,696,000 and 7,324,000 for the three months ended June 30, 1996 and 1995, respectively, and 8,690,000 and 7,275,000 for the six months ended June 30, 1996 and 1995, respectively.


(2)  LONG-TERM DEBT

         In July 1995, the Company repaid all amounts outstanding under its existing credit agreement with ING Capital ("ING") with proceeds resulting from a long-term refinancing of its debt (see Note 3) and entered into a new credit agreement with ING (the "Credit Agreement").

         Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi- annually by ING, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $10 million at June 30, 1996, and was subsequently increased by ING to $15 million in July 1996. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING), at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. There was $5.5 million outstanding under this facility at June 30, 1996, with an effective interest rate of 8.125% at that date. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING) plus 1% at the Company's option.

         The Company repaid the total amount outstanding under the Credit Agreement in July 1996 with proceeds from the public offering of its common stock. (See Note 6.)

(3) SENIOR SECURED NOTES

         On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due July 15, 2002 (the "Notes") and warrants to purchase 1,430,000 shares of common stock at $3.85 per share. Each unit consisted of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The warrants became immediately detachable upon the closing of the Note Offering.

         The Company used the net proceeds of approximately $61 million from the Note Offering (after discounts and offering expenses) to retire all outstanding debt, redeem the Series D Preferred Stock outstanding, acquire interests in certain oil and gas wells associated with the Bakersfield Properties, and finance a portion of the development of the Bakersfield Properties during the remainder of 1995.

         The difference between the $65 million face value of the Notes and the balance sheet amount recorded herein is the result of an allocation to paid-in capital of the value ascribed to the warrants at the time of their issuance. This amount will amortize through interest expense over the life of the Notes.

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

         Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996 (see Note 6), the Company must make an offer to purchase from all the holders of the Notes ("Holders") on a date not later than the 90th day after the close of the sale of common stock at a purchase price equal to 110% of the aggregate principal amount of Notes to be repurchased, plus accrued and unpaid interest thereon, an aggregate principal amount of Notes equal to the maximum principal amount of the Notes which could be purchased with 50% of the amount of net proceeds received by the Company from the sale of common stock.

         Accordingly, on July 31, 1996, the Company sent to the Holders notice of its offer to purchase a minimum of $10.6 million of the Notes (at 110% of par), and up to $12.7 million (at 110% of par) of the Notes in the event the underwriters exercise their over-allotment option on the total 960,000 shares available.

(4) COMMITMENTS AND CONTINGENCIES

         RISK MANAGEMENT AND HEDGING ACTIVITIES-

         The Company manages the risk associated with fluctuations in the price of gas, and to a lesser extent oil, primarily through certain fixed price sales and hedging contracts. The Company's price risk management strategy reduces the Company's sensitivity to changes in market prices of oil and gas. Upon consummation of an acquisition, the Company will usually enter into commodity derivative contracts (hedges) such as futures, swaps or collars or forward contracts which cover a substantial portion of the existing production of the acquired property. Over time, as production increases as a result of further development, the Company may continue to utilize hedging techniques to ensure that a portion of its production remains appropriately hedged. Gains or losses under the hedging agreements are recognized in oil and gas production revenues in periods in which the hedged production occurs and such agreements are settled on a monthly basis.

         As of June 30, 1996, the Company was a party to gas contracts covering volumes of approximately 1.8 Bcf and 1.2 Bcf for 1996 and 1997, respectively, at prices ranging from $1.68/MMBtu to $2.07/MMBtu. The Company also has a gas contract covering 2.2 Bcf for 1996 and 2.2 Bcf for 1997 which fixes volumes to be sold at $0.3675 less than the NYMEX gas future price for each month. The Company was a party to oil hedges covering notional volumes of approximately 243,000, 98,000 and 29,000 barrels for 1996, 1997 and 1998, respectively, at prices ranging from $15.80/Bbl to $18.75/Bbl.

(5) STOCKHOLDERS' EQUITY

         WARRANT EXCHANGES -

         During the first quarter the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged all or a portion of their options and warrants outstanding for unregistered shares of common stock of the Company. Pursuant to these exchange agreements, an option to purchase 150,000 common shares at $4.875 per share, and warrants to purchase an aggregate of 226,000 common shares at prices ranging from $4.75 to $5.50 per share, were exchanged and canceled for 65,000 unregistered shares of common stock of the Company.

Additionally, a warrant to purchase 350,000 shares of the Company's common stock at $3.85 per share, which was issued in connection with the Note Offering, was returned to the Company and canceled, and a warrant for 99,750 shares with the same exercise price was issued in exchange.

         PREFERRED STOCK DIVIDENDS-

         The Company has paid dividends on preferred stocks for the six months ended June 30, 1996 and 1995 as follows:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1996            1995
                                                      --------        ---------
   8% Convertible (Series A, B, C)  . . . . . . . .   $130,000        $135,000
   9% Redeemable (Series D) . . . . . . . . . . . .        -           475,842
   9% Convertible (Series E)  . . . . . . . . . . .    135,000          60,000
                                                      --------        --------
                                                      $265,000        $670,842
                                                      ========        ========


         Dividends on 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods presented. Dividends on 9% Series D in 1995 were paid, at the option of the Company, in additional shares of Series D Redeemable Preferred Stock. Dividends on the Series E Preferred Stock for 1995 were paid, at the option of the Company, in shares of common stock of the Company in lieu of cash. Dividends on the Series E Preferred were paid in cash for the current period. The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

(6)  SUBSEQUENT EVENT - COMMON STOCK OFFERING

         On July 31, 1996, the Company completed a public offering of 6,400,000 shares of Common Stock at $4.50 per share (the "Equity Offering"). The Company sold 5,059,059 primary shares in the offering, and certain of the Company's existing stockholders sold 1,340,941 shares. The Company realized net proceeds of approximately $21.3 million from the Equity Offering after underwriters' discount and before direct expenses.

         The Company granted to the underwriters at the close of the Equity Offering an option exercisable for thirty days, to purchase up to an aggregate of 960,000 additional shares of the Company's common stock to cover over-allotments, if any, at the original offering price of $4.50 per share, less underwriters' discounts.

         The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement. Pursuant to the terms of its Note Offering completed in July 1995, the Company will use a minimum of $10.6 million to redeem a portion of the Notes (see Note 3). The remaining net proceeds to the Company, along with availability under the Credit Agreement, will be used to fund its planned 3-D seismic and exploration activities.

         PRO FORMA FINANCIAL STATEMENTS -

         The following unaudited pro forma financial statements are derived from the historical financial statements of the Company as set forth herein and are adjusted to reflect (i) the sale by the Company of 5,059,059 primary shares of common stock at a price of $4.50 per share, less underwriters' discount,
(ii) the redemption of $10.643 million of the Company's 14-7/8% Senior Secured Notes at a purchase price of 110% of the principal note amount at par value and
(iii) the repayment of outstanding bank debt.

         The Unaudited Pro Forma Condensed Consolidated Balance Sheet reflects such adjustments as if such transactions had occurred at June 30, 1996 and the Unaudited Pro Forma Condensed Consolidated Statement of Operations reflects such adjustments as if such transactions had occurred on January 1, 1996. The unaudited pro forma condensed financial statements should be read in conjunction with the notes thereto.

         The unaudited pro forma condensed financial statements do not purport to be indicative of the financial position or results of operations that would actually have occurred if the transactions described had occurred as presented in such statements or which may be obtained in the future. All amounts are in thousands except per share data.

           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996

          ----------------------------------------------------------

                                                                   PRO FORMA
                                                      ----------------------------------
                                      HISTORICAL       ADJUSTMENTS              ADJUSTED
                                      ----------      ------------             ---------
ASSETS:
CURRENT ASSETS  . . . . . . .         $    5,150      $   4,643   (A)          $   9,793

PROPERTY AND EQUIPMENT, NET . .           77,037             -                    77,037

OTHER ASSETS  . . . . . . . . .            4,439           (598)  (B)              3,841
                                      ----------      ---------                ---------
  TOTAL ASSETS  . . . . . . . .       $   86,626      $   4,045                $  90,671
                                      ==========      =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT AND OTHER LIABILITIES   .     $    8,539      $      -                 $   8,539
                                      ----------      ---------                ---------
LONG-TERM DEBT  . . . . . . . . . .        5,500         (5,500)  (C)                 -
                                      ----------      ---------                ---------
14-7/8% SENIOR NOTES  . . . . . . .       63,252         (9,394)  (D)             53,858
                                      ----------      ---------                ---------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK . . . . . . . .              1              -                        1


  COMMON STOCK  . . . . . . . . .            870            506   (E)              1,376

  ADDITIONAL PAID-IN CAPITAL  . . .       28,601         20,280   (E)             48,881

  ACCUMULATED DEFICIT . . . . . . .      (20,137)        (1,847)  (F)            (21,984)
                                      ----------      ---------                ---------
    TOTAL STOCKHOLDERS' EQUITY  . .        9,335         18,939                   28,274
                                      ----------      ---------                ---------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY  . . . . .   $   86,626      $   4,045                $  90,671
                                      ==========      =========                =========


       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
       -----------------------------------------------------------------

                                                                   PRO FORMA
                                                      ----------------------------------
                                      HISTORICAL       ADJUSTMENTS              ADJUSTED
                                      ------------    ------------             ---------
TOTAL REVENUES . . . . . . . . . . .  $   14,966      $        -               $  14,966
TOTAL EXPENSES . . . . . . . . . . .      15,291           (995)  (G)             14,296
                                      ----------      ---------                ---------
NET OPERATING INCOME (LOSS)
  BEFORE EXTRAORDINARY ITEM  . . . .        (325)           995                      670

EXTRAORDINARY ITEM - EARLY
  EXTINGUISHMENT OF DEBT . . . . . .          -          (1,847)  (F)             (1,847)
                                      ----------      ---------                ---------

NET OPERATING LOSS
  AFTER EXTRAORDINARY ITEM   . . . .  $     (325)          (852)              $   (1,177)
                                       ---------      ----------              ----------

NET INCOME (LOSS) PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM  (H) . .  $    (0.07)     $                       $     0.05
                                      ==========      ==========              ==========
NET LOSS PER COMMON SHARE
  AFTER EXTRAORDINARY ITEM (H) . . .  $    (0.07)                             $    (0.09)
                                      ==========      ==========              ==========
WEIGHTED AVERAGE
  PRIMARY SHARES OUTSTANDING . . . .       8,690                                  13,755
                                      ==========                              ==========

      ALL AMOUNTS IN THE TABLES ABOVE ARE THOUSANDS EXCEPT PER SHARE DATA.
           SEE ACCOMPANYING NOTES TO PRO FORMA FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
         NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(A) The pro forma net effect of these transactions on the Company's cash and cash equivalents are as follows:

         Sale of common stock . . . . . . . . . . . . . . . . .    $   22,766
         Underwriters' discount . . . . . . . . . . . . . . . .        (1,480)
         Estimated transactions costs . . . . . . . . . . . . .          (500)
         Redemption of Notes (at 110%)  . . . . . . . . . . . .       (10,643)
         Repayment of amount long-term debt . . . . . . . . . .        (5,500)
                                                                   ----------
                                                                   $    4,643
                                                                   ==========

(B) This adjustment represents the early write-off of a portion of deferred financing costs associated with the Notes redeemed.

(C) This adjustment represents the repayment of long-term debt outstanding at June 30, 1996.

(D) This adjustment represents the redemption of $9,675 of Notes (at par value), net of accelerated accretion of $281 on the Notes redeemed.

(E) These adjustments represent the sale of 5,059,059 new common shares at $4.50 per share, less underwriters' discount and estimated transaction costs.

(F) This adjustment represents the loss from early extinguishment of debt resulting from the redemption of a portion of the Notes. Such amount is comprised of $968 representing the 10% premium over par value on the purchase price of the Notes, $598 in the write-off of deferred financing costs and $281 of accelerated accretion on the Notes redeemed.

(G) This adjustment represents the elimination of interest expense for the six months ended June 30, 1996, resulting from the redemption of $9,675 of Notes and repayment of long-term debt.

(H) Net income or loss per common share includes preferred dividends and accretion.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------

         All dollar amounts referenced in this Item 2. have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED JUNE 30, 1996 AND 1995

         REVENUES - The Company's total revenues increased $2,608,000 (55%) from $4,761,000 in second quarter 1995 to $7,369,000 in the current period.

         The Company's oil and gas revenues increased $2,128,000 (63%) from $3,373,000 in the second quarter of 1995 to $5,501,000 in the current period. Oil revenues increased $728,000 (42%) from $1,725,000 in second quarter 1995 to $2,453,000 in the current period due to higher levels of oil production and slightly higher prices. Oil production increased 30,000 barrels (29%) from 102,000 barrels in the second quarter of 1995 to 132,000 barrels in the current period. The increased production was a result of the continued drilling and development of the Bakersfield Properties, which contributed an incremental 31,000 barrels during the current period as compared to the second quarter of 1995. Oil production from the Company's Permian and other properties remained flat in the aggregate from period to period. The average price received for oil was $18.62 per barrel during second quarter 1996 compared to $16.91 per barrel for the same period in 1995.

         The Company's gas revenues increased $1,400,000 (85%) from $1,648,000 in the second quarter of 1995 to $3,048,000 in the current period also due to increased production and higher prices. Gas production increased 426,000 Mcf (39%) from 1,099,000 Mcf in second quarter 1995 to 1,525,000 Mcf in second quarter 1996 primarily due to the continued drilling and development of the Bakersfield Properties, which contributed an incremental 359,000 Mcf during the current period as compared to second quarter 1995. Gas production from the Company's South Texas Properties increased 64,000 Mcf during the current period primarily due to the drilling of an additional development well, while gas production from the Company's Permian and other properties remained flat from period to period. Average prices received for gas were $2.00 per Mcf in second quarter 1996 as compared to $1.50 per Mcf in the second quarter of 1995.

         During the second quarter of 1996, the Company realized revenues of $1,791,000 from its natural gas processing plant and gas marketing activities. These revenues consisted of $1,042,000 from the sale of

2,516,000 gallons of processed natural gas liquids (NGLs), $704,000 from the resale of natural gas purchased from third parties, and $45,000 in processing fees. During the second quarter of 1995, the Company realized revenues of $1,369,000 from the gas plant and gas marketing activities, consisting of $518,000 in the resale of purchased natural gas, $820,000 from the sale of 2,277,000 gallons of NGLs, and $31,000 in gas processing fees. The plant's net operating margin increased $189,000 (33%) in the current period due primarily to increased NGLs sales as a result of higher lease gas production and improvements in operating efficiency.

         The Company realized total interest and other income of $77,000 in the second quarter of 1996 as compared to $19,000 during the second quarter of 1995.

         COSTS AND EXPENSES - Total costs and expenses increased $2,558,000 (52%) from $4,908,000 in second quarter 1995 to $7,466,000 in the current period.

         The Company's oil and gas production costs decreased slightly ($26,000 or 2%) from $1,263,000 in the second quarter of 1995 to $1,237,000 in the current period even though production increased significantly. This was primarily due to the continuing development of the Bakersfield Properties and resulting operating efficiencies in that area. Production costs on the Company's South Texas and Permian properties also decreased slightly in the current period. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") decreased from $4.43 per BOE in second quarter 1995 to $3.21 per BOE in the current period.

         During the second quarter of 1996, the Company incurred costs of $1,030,000 resulting from the operations of its natural gas processing plant and gas marketing activities. These costs included $637,000 for the purchase of natural gas for resale and $393,000 of direct operating expenses. During the second quarter of 1995, the Company incurred costs of $797,000 from gas plant and gas marketing activities, consisting of $457,000 from the purchase of natural gas for processing and resale and $340,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $64,000 and $93,000 during the three months ended June 30, 1996 and 1995, respectively.

         The Company's total depletion, depreciation and amortization ("DD&A") expense increased $542,000 (49%) from $1,096,000 in second quarter 1995 to $1,638,000 in the second quarter of 1996 as a result of increases in depreciable costs incurred in the continued development of the Bakersfield Properties and increased production. The DD&A rate per BOE for oil and gas reserves was $3.87 in the current period as compared to $3.88 per BOE during second quarter 1995.

         The Company's general and administrative expenses increased $271,000 (49%) in the current period due to the Company's continued growth and expansion.

         The Company's interest expense increased $1,568,000 from $1,108,000 in second quarter 1995 to $2,676,000 in second quarter 1996. This was due to the refinancing of the Company's bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from the July 1995 Note Offering.

         Dividends on preferred stock were $132,000 in the second quarter of 1996, as compared to $336,000 in the second quarter of 1995. Second quarter 1996 dividends were comprised of cash, while second quarter 1995 dividends consisted of $65,000 in cash, $241,000 in Series D Preferred Stock and $30,000 in common stock of the Company. The Company also incurred in the prior period a non-cash charge of $84,000 attributable to accretion on its Series D Redeemable Preferred Stock which was subsequently redeemed in July 1995.

         NET LOSS - The Company's net operating loss for the three months ended June 30, 1996 was $97,000 while net loss attributable to common stockholders was $229,000 ($.03 per share) after preferred dividends. For the three months ended June 30, 1995, the Company had a net operating loss of $147,000 and net loss to common stockholders of $567,000 ($.08 per share) after preferred dividends and accretion.

COMPARISON OF RESULTS FOR THE SIX MONTHS
  ENDED JUNE 30, 1996 AND 1995

         REVENUES - The Company's total revenues increased $4,721,000 (46%) from $10,245,000 during the first six months of 1995 to $14,966,000 in the current period.

         The Company's oil and gas revenues increased $4,401,000 (62%) from $7,056,000 in the first six months of 1995 to $11,457,000 in the current period. Oil revenues increased $1,669,000 (47%) from $3,525,000 in first six months of 1995 to $5,194,000 in the current period due to higher levels of oil production and slightly higher prices. Oil production increased 76,000 barrels (36%) from approximately 214,000 barrels in the first six months of 1995 to 290,000 barrels in the current period. The increased production was a result of the continued drilling and development of the Bakersfield Properties, which contributed an incremental 79,000 barrels during the current period as compared to 1995. Oil production from the

Company's Permian and other properties declined slightly (3,000 barrels) in the aggregate due to normal production declines. The average price received for oil was $17.92 per barrel during first six months of 1996 compared to $16.51 per barrel for the same period in 1995.

         The Company's gas revenues increased $2,732,000 (77%) from $3,531,000 in the first six months of 1995 to $6,263,000 in the current period also due to higher levels of production and higher prices. Gas production increased 1,000,000 Mcf (44%) from 2,257,000 Mcf in first six months of 1995 to 3,257,000
Mcf in the first six months of 1996 primarily due to the continued drilling and development of the Bakersfield Properties, which contributed an incremental 881,000 Mcf during the current period as compared to the same period in 1995. Gas production from the Company's South Texas Properties increased 115,000 Mcf during the current period primarily due to developmental work, while gas production from the Company's Permian and other properties remained flat from period to period. Average prices received for gas were $1.92 per Mcf in six months 1996 as compared to $1.56 per Mcf in the first six months of 1995.

         During the first half of 1996, the Company realized revenues of $3,415,000 from its natural gas processing plant and gas marketing activities. These revenues consisted of $2,173,000 from the sale of 5,131,000 gallons of processed natural gas liquids (NGLs), $1,172,000 from the resale of natural gas purchased from third parties, and $70,000 in processing fees. During the first half of 1995, the Company realized revenues of $3,154,000 from gas plant and gas marketing activities, consisting of $1,657,000 in the resale of natural gas, $1,422,000 from the sale of NGLs (3,838,000 gallons), and $55,000 in gas processing fees. Although gas plant and marketing revenues increased only slightly in the current period ($261,000 or 8%), the plant's net operating margin increased $481,000 (51%) due primarily to increased NGLs sales as a result of higher lease gas production and improved operating efficiencies.

         The Company realized total interest and other income of approximately $94,000 in the first half of 1996 as compared to $35,000 during the same period in 1995.


         COSTS AND EXPENSES - Total costs and expenses increased $4,479,000 (41%) from $10,812,000 in first half of 1995 to $15,291,000 in the current period.

         The Company's oil and gas production costs increased slightly in the aggregate ($151,000 or 6%) from $2,523,000 in the first half of 1995 to $2,674,000 in the current period even though production increased significantly. This was primarily due to the continuing development of the Bakersfield Properties and resulting operating efficiencies in that area. Production costs on the Company's South Texas and Permian properties also decreased slightly in the current period. The Company's total aggregate production cost per BOE declined from $4.28 per BOE for the first six months of 1995 to $3.72 per BOE in the current period.

         During the first half of 1996, the Company incurred costs of $1,986,000 resulting from its natural gas processing plant and gas marketing activities. These costs included $995,000 from the purchase of natural gas for processing and resale and $991,000 of direct operating expenses. During the first half of 1995, the Company incurred costs of $2,207,000 in gas plant and gas marketing activities, consisting of $1,414,000 from the purchase of natural gas for processing and resale and $793,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $165,000 and $186,000 during the six months ended June 30, 1996 and 1995, respectively.

         The Company's total DD&A expense increased $902,000 (37%) from $2,443,000 in first half of 1995 to $3,345,000 in the first half of 1996 as a result of increases in depreciable assets due to costs incurred in the continued development of the Bakersfield Properties and increased production. The DD&A rate per BOE for oil and gas reserves was $3.72 in the current period as compared to $3.84 during first half 1995.

         The Company's general and administrative expenses increased $326,000 (27%) in the current period due to the Company's continued growth and expansion.

         The Company's interest expense increased $3,080,000 from $2,238,000 in first half 1995 to $5,318,000 in first half 1996. This was due to the refinancing of the Company's bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from July 1995 Note Offering.

         Dividends on preferred stock were $265,000 in the first half of 1996, as compared to $671,000 in the first half of 1995. Dividends in 1996 were comprised of cash, while 1995 dividends consisted of $135,000 in cash, $476,000 in Series D Preferred Stock and $60,000 in common stock of the Company. The Company also incurred in 1995 a non-cash charge of $165,000 attributable to accretion on its Series D Redeemable Preferred Stock which was subsequently redeemed in July 1995.

         NON-RECURRING CHARGE - During the current period the Company incurred a non-cash write-off of $261,000, representing the remaining portion of a long-term investment made in a gas marketing company which recently declared bankruptcy.

         NET LOSS - The Company's net operating loss for the six months ended June 30, 1996 was $325,000 while net loss attributable to common stockholders was $590,000 ($.07 per share) after preferred dividends. For the six months ended June 30, 1995, the Company had a net operating loss of $567,000 and net loss to common stockholders of $1,403,000 ($.19 per share) after preferred dividends and accretion.


         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and a combination of debt and equity financings as needs for capital have arisen. During the six months ended June 30, 1996, the Company generated net cash from operations of $4,130,000 as compared to $1,359,000 during the same period in 1995. The Company used net proceeds of $1,074,000 in financing activities during the current period, which consisted of repayment of debt, dividends on preferred stock and miscellaneous financing costs. The Company had nominal financing activities during the same period in 1995. The Company utilized $13,962,000 (which included $8,188,000 in payments for 1995 drilling costs) for investing activities in the current period as compared to $701,000 during the first half of 1995.

         WORKING CAPITAL - The Company had a working capital deficit of $3,372,000 with a current ratio of 0.6:1 at June 30, 1996 as compared to net working capital of $1,325,000 and a current ratio of 1.1:1 at December 31, 1995. Included in current liabilities at June 30, 1996, was $4,370,000 in accrued interest on the Company's 14-7/8% Senior Secured Notes. This interest was subsequently paid on July 15, 1996, with proceeds from the Company's credit agreement resulting in a current ratio of 1.3:1 at that date.

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

         During the six months ended June 30, 1996, the Company generated discretionary cash flow of $3,927,000 (before changes in other working capital of $203,000). This compares to $2,286,000 (before changes in other working capital of $927,000) during the same period in 1995. The improvement in the current year, in spite of significantly increased debt service, was primarily due to increased oil and gas production resulting from the continued drilling and development of the Bakersfield Properties. The Company had a total of 146 producing wells in this area at June 30, 1996, as compared to 96 producing wells at June 30, 1995. As a consequence of these drilling activities and the acquisition of certain additional interests in these properties in July 1995, HarCor's production from the Bakersfield Properties averaged 1,593 BPD and 17,895 Mcfd for the first half of 1996, showing increases of 35% and 44%, respectively, over first half 1995 average rates of 1,180 BPD and 12,467 Mcfd.

         The Company also realized a net operating margin of $1,429,000 on its gas plant operations and marketing activities in first half 1996 as compared to $947,000 in first half 1995. This was primarily due to increased NGLs sales as a result of higher lease gas production levels and increased operating efficiencies.

         The Company expects further improvement in operating cash flows in future periods as a result of its continuing drilling and development program. As of June 30, 1996, all of the wells drilled on the Bakersfield Properties were completed and producing. The Company is resuming its vertical drilling and development program in the third quarter and has also drilled its first horizontal well on the Ellis Lease, which has averaged approximately 300 BOE per day since its completion in June. The Company is currently evaluating the drilling of future additional horizontal wells on this lease. See "Capital Expenditures and Future Outlook" which follows.

         FINANCING ACTIVITIES: CREDIT AGREEMENT - In July 1995, the Company repaid all amounts outstanding under its existing credit agreement with ING Capital ("ING") with proceeds resulting from a long-term refinancing of its debt and entered into a new credit agreement with ING (the "Credit Agreement").

         Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi- annually by ING, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $10 million at June 30, 1996, and was subsequently increased by ING to $15 million in July 1996. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING), at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. There was $5.5 million outstanding under this facility at June 30, 1996, with an effective interest rate of 8.125% at that date. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING) plus 1% at the Company's option. The Company repaid the total outstanding under the Credit Agreement in July 1996 with proceeds from the public offering of its common stock. See "Equity Offering" which follows.

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

         All of the obligations of the Company under the Notes and related indenture are secured by a second priority lien on substantially all of the assets of the Company, which are also collateralized under its Credit Agreement.

         Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996, (see "Equity Offering" below), the Company must make an offer to purchase from all the holders of the Notes ("Holders") on a date not later than the 90th day after the close of the Equity Offering at a purchase price equal to 110% of the aggregate principal amount of Notes to be repurchased, plus accrued and unpaid interest thereon, an aggregate principal amount of Notes equal to the maximum principal amount of the Notes which could be purchased with 50% of the amount of net proceeds received by the Company from the Equity Offering.

         Accordingly, on July 31, 1996, the Company sent to the Holders of the Notes notice of its offer to purchase a minimum of $10.6 million of the Notes (at 110% of par) and up to $12.7 million of the Notes (at 110% of par) in the event the underwriters exercise their over-allotment option on the total 960,000 shares available thereunder.

         The Company intends to explore other financial alternatives to redeem additional Notes with lower-cost debt. Any such redemption would be at a price in excess of the Notes' principal amount, but no higher than the 110% of principal amount as provided for under the terms of the Note Offering, and would result in an additional extraordinary loss from early extinguishment of debt. The Company believes, however, that any such charge would be mitigated by the benefit of future interest cost savings. There can be no assurances that the Company will be successful in this endeavor.

         EQUITY OFFERING - On July 31, 1996, the Company completed a public offering of 6,400,000 shares of Common Stock at $4.50 per share. The Company sold 5,059,059 primary shares in the offering, and certain of the Company's existing stockholders sold 1,340,941 shares. The Company realized net proceeds of approximately $21.3 million from the Equity Offering after underwriters' discount and before direct expenses.

         The Company granted to the underwriters at the close of the Equity Offering an option exercisable for thirty days, to purchase up to an aggregate of 960,000 additional shares of the Company's Common Stock to cover over-allotments, if any, at the original offering price of $4.50 per share, less underwriters' discounts.

         The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit

Agreement. Pursuant to the terms of its Note Offering completed in July 1995, the Company will use a minimum of $10.6 million to redeem a portion of the Notes (see Note 3). The remaining net proceeds to the Company, along with availability under the Credit Agrement, will be used to fund its planned 3-D seismic, CAEX and exploration activities.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the six months ended June 30, 1996 have not had any material effect on the Company's liquidity or results of operations. (See Note 4 of Notes to Consolidated Financial Statements included herein.)

         CAPITAL EXPENDITURES: DEVELOPMENTAL DRILLING ACTIVITIES - The Company incurred a total of $13.9 million in drilling, development and related expenditures during the current period, most of which were related to the continued development of the Bakersfield Properties. Of this amount, $8.2 million related to costs incurred in 1995.

         The Company anticipates that as of June 30, 1996, total additional drilling necessary to develop the proven reserves of Bakersfield Properties will result in approximately 166 new wells at an estimated capital cost of $52 million based on current drilling costs. Approximately $12 million is planned to be spent during the remainder of 1996, $12 million in 1997 and $28 million thereafter. These future development costs for the Bakersfield Properties also include costs for a waterflood project in the Diatomite Formation on the Ellis Lease. During July, 1996 water injection was initiated in a waterflood pilot project area. Completion of the installation of the entire project is anticipated by January 1, 1999.

         In addition to the above, the Company drilled at the end of the second quarter its first of two planned horizontal wells on the Ellis Lease in the Diatomite formation to test a possible extension of the current proved area of the field and to evaluate the use of horizontal wells to eliminate the drilling of certain planned infill vertical wells on the Ellis Lease. The well has been on production since June 16th, and is currently being evaluated. Production for the first 52 days has averaged 171 BOPD and 862 Mcfd of natural gas. Based on results of an engineering review, the second planned horizontal well will either further test the Diatomite zone or will evaluate the applicability of horizontal development for producing the deeper Reef Ridge Shale zones on the Ellis Lease. If successful, additional horizontal locations may be identified for future drilling on the Ellis Lease as well as the Company's Truman and Tisdale Leases in areas currently outside the proven areas of these fields. No assurances can be given, however, that any of such wells will be drilled, or that if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company is also involved in two small waterflood projects on its Permian Basin properties and has approximately $2.4 million in capital expenditures planned in this area during the next two years.

         EXPLORATION ACTIVITIES - The Company intends to continue participating in development drilling on its South Texas Properties as these opportunities arise. In the second half of 1995, the Company participated in a leasing program which was undertaken in South Texas around the Company's existing Hostetter Field for a 3-D seismic program. The 3-D seismic has been shot and processing of data from this seismic program has commenced. If attractive locations are identified as a result of seismic interpretation, drilling could begin in the fourth quarter of 1996.

         In furtherance of this effort and as part of the Company's strategy of aligning itself with partners that have technological expertise, the Company entered into an agreement with South Coast Exploration ("South Coast), a 3-D seismic company, to jointly explore the Hostetter Field. South Coast in turn has provided the Company with a similar opportunity in one of its current exploration projects in Terrebonne Parish area of South Louisiana. The Company and South Coast each purchased a 7.5% working interest in a 3-D seismic/exploration project in Reeves County, Texas, the first phase of which has been shot. The projects' area of mutual interest covers approximately 160,000 acres and will entail shooting 3-D seismic data over approximately 200 square miles with the first exploratory test well planned for the first quarter of 1997. The Company and South Coast have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects.

         The following table sets forth the estimated costs to the Company for 3-D seismic surveys, leasehold acquisitions and drilling of exploratory and development wells relating to the exploration prospects that the Company currently plans to pursue over the ensuing 18-month period.



                                                           Estimated Cost to Company
                                                -----------------------------------------
    Prospect Area                               Seismic    Land       Drilling     Total
    -------------                               ------   -------      --------    --------
                                                             (in thousands)
South Texas (Upper Wilcox Trend)                $   720   $   640      $  8,900    $ 10,260
West Texas (Permian Basin)                          330       480           900       1,710
South Louisiana (Terrebonne Parish)                 ---       240         1,300       1,540
                                                -------   -------      --------    --------
     Total                                      $ 1,050   $ 1,360      $ 11,100    $ 13,510
                                                =======   =======      ========    ========


         The Company expects that its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its planned developmental drilling on the Bakersfield Properties for the foreseeable future, provided, that (i) there are no significant decreases in oil and gas prices, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such areas with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

         The Company also expects that its improved liquidity as a result of the July 1996 Equity Offering, availability under its Credit Agreement and improved cash flow from interest savings on the portion of the Notes redeemed will enable it to fund its 3-D seismic and exploration activities for the next eighteen months. Further exploration and resulting development drilling of these projects will depend largely on the measure of success of these initial activities.

         In the event operating cash flows and available liquidity are not sufficient to fund debt and development and exploration costs, or results from developmental drilling and exploration are not as successful as anticipated, then the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in these activities.

         The Company intends to continue efforts to acquire additional interests in selected producing oil and gas properties and exploration projects if and when these opportunities become available. Any such acquisitions or projects would require borrowings under the Credit Agreement and possibly additional debt or equity financing if needed.

         The Company also intends to explore other financial alternatives to redeem additional Notes with lower-cost debt. Any such redemption would be at a price in excess of the Notes' principal amount, but no higher than the 110% of principal amount as provided for under the terms of the Note Offering, and would result in an additional extraordinary loss from early extinguishment of debt. The Company believes, however, that any such charge would be mitigated by the benefit of future interest cost savings. There can be no assurances that the Company will be successful in this endeavor.

         UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

         Certain of the statements set forth above under "Liquidity and Capital Resources - Capital Expenditures," such as the statements regarding estimated production amounts, available cash and expected cash flows from operating activities for 1996 and 1997, estimated development costs and number of anticipated wells to be drilled in 1996 and thereafter and the planned 3-D seismic program, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company.
Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in 1996 and 1997 are based upon product prices and costs as of December 31, 1995 (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1996 and 1997. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described under "Risk Factors" in the Company's Prospectus dated July 25, 1996, filed with the Securities and Exchange Commission, relating to the July 1996 Equity Offering. Because of the foregoing matters, the Company's actual results for 1996 and beyond could differ materially from those expressed in the above-described forward-looking statements.

                              HARCOR ENERGY, INC.

                          PART II - OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 21, 1996.

         (b) At the Annual Meeting, Robert J. Cresci and Ambrose K. Monell were elected as Class II directors of the Company for a three year term. Mark G. Harrington, Herbert L. Oakes, Jr. And Francis H. Roth are Class I directors whose terms expire at the 1998 Annual Meeting of Stockholders. Vinod K. Dar, David E. K. Frischkorn, Jr. And Robert A. Shore are Class III directors, whose terms expire at the 1997 Annual Meeting of Stockholders.

         (c) The number of shares voted for and against the two directors who were elected at the Annual Meeting were as follows:

                          Candidate                      Votes For               Votes Against
                          ---------                      ---------               -------------
                          Robert J. Cresci               8,059,540                     11,951
                          Ambrose K.Monell               8,061,540                      9,951

Item 6. - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HARCOR ENERGY, INC.
                                          Registrant




Date:  August 14, 1996                    /s/ Francis H. Roth
                                          -------------------------------
                                          Francis H. Roth
                                          President and Chief
                                          Operating Officer




Date:  August 14, 1996                    /s/ Gary S. Peck
                                          -------------------------------
                                          Gary S. Peck
                                          Vice President-Finance
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
- -----------                    -----------
27                      Financial Data Schedule