Form 10-Q
period 1996-09-30
HARCOR ENERGY INC
filed 1996-11-14
CIK 315272

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

         The number of shares of Registrant's Common Stock outstanding at November 14, 1996 was 14,924,408.

===============================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    Part I - Financial Information                                         Page
                                    ------------------------------                                         ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30,
   l996 (unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   Consolidated Statements of Operations for the Three
   Months Ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   3

   Consolidated Statements of Operations for the Nine
   Months Ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   4

   Consolidated  Statement of Stockholders' Equity
   for the Nine Months Ended September 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .   5

   Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .   6

   Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  14


                                               Part II - Other Information
                                               ---------------------------


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                             HARCOR ENERGY, INC.

                         CONSOLIDATED BALANCE SHEETS

          AS OF SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

          ----------------------------------------------------------

                                    ASSETS

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996             1995
                                             ------------      ------------
CURRENT ASSETS:
  Cash and cash investments . . . . . . . .  $  8,697,259      $ 12,204,460
  Accounts receivable . . . . . . . . . . .     3,958,932         3,829,548
  Prepaids and other  . . . . . . . . . . .       277,017           282,833
                                             ------------      ------------
  Total current assets. . . . . . . . . . .    12,933,208        16,316,841
                                             ------------      ------------

PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:
  Unproved oil and gas properties . . . . .     5,513,976         5,039,553
  Proved oil and gas properties:
    Leasehold costs . . . . . . . . . . . .    57,137,396        54,793,930
    Plant, lease and well equipment . . . .    18,859,349        16,858,402
    Intangible development costs  . . . . .    26,637,052        18,547,293
  Furniture and equipment . . . . . . . . .       337,358           256,211
                                             ------------      ------------
                                              108,485,131        95,495,389

  Less - accumulated depletion,
    depreciation and amortization . . . . .   (27,476,829)      (22,647,657)
                                             ------------      ------------
  Net property, plant and equipment . . . .    81,008,302        72,847,732
                                             ------------      ------------
OTHER ASSETS  . . . . . . . . . . . . . . .     3,392,706         5,066,904
                                             ------------      ------------
                                             $ 97,334,216      $ 94,231,477
                                             ============      ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                             HARCOR ENERGY, INC.

                         CONSOLIDATED BALANCE SHEETS

          AS OF SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

          ----------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,      December 31,
                                                1996              1995
                                            -------------      ------------
CURRENT LIABILITIES:
  Short-term portion of 14-7/8% Senior
    Secured Notes . . . . . . . . . . . . .  $  7,984,000      $        -
  Short-term debt . . . . . . . . . . . . .       324,178           378,695
  Accounts payable and accrued
   liabilities  . . . . . . . . . . . . . .     7,885,872        14,612,813
                                             ------------      ------------
  Total current liabilities . . . . . . . .    16,194,050        14,991,508
                                             ------------      ------------
LONG-TERM BANK DEBT . . . . . . . . . . . .           -           5,600,000
                                             ------------      ------------
OTHER LIABILITIES . . . . . . . . . . . . .         7,887           316,469
                                             ------------      ------------
14-7/8% SENIOR SECURED NOTES . . . . . . .     52,340,764        63,108,608
                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    65,000 shares outstanding . . . . . . .           650               650
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    14,055,266 and 8,631,207 shares
    outstanding at September 30, 1996
    and December 31, 1995, respectively . .     1,405,527           863,121
Additional paid-in capital  . . . . . . . .    49,725,549        29,163,670
Accumulated deficit . . . . . . . . . . . .   (22,340,211)      (19,812,549)
                                             ------------      ------------
Total stockholders' equity. . . . . . . . .    28,791,515        10,214,892
                                             ------------      ------------
                                             $ 97,334,216      $ 94,231,477
                                             ============      ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                    -----------------------------------------

                                                                            Three Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                          1996                1995
                                                                       -----------         -----------
REVENUES:

  Oil and gas revenues.............................................    $ 5,115,231         $ 3,779,944

  Gas plant operating and marketing revenues.......................      1,434,761           1,006,726

  Interest income..................................................         80,228              64,202

  Other............................................................         69,140              23,313
                                                                       -----------         -----------
                                                                         6,699,360           4,874,185
                                                                       -----------         -----------
COSTS AND EXPENSES:

  Production costs.................................................      1,200,392           1,281,165

  Gas plant operating and marketing costs..........................        765,111             628,306

  Engineering and geological costs.................................         61,145              55,497

  Depletion, depreciation and amortization.........................      1,510,881           1,933,714

  General and administrative expenses..............................        655,886             741,401

  Interest expense.................................................      2,491,667           2,350,027

  Other............................................................        109,166             306,907
                                                                       -----------         -----------
                                                                         6,794,248           7,297,017
                                                                       -----------         -----------
  Loss before provision for income taxes and
     extraordinary item............................................        (94,888)         (2,422,832)
Provision for income taxes.........................................           --                  --
                                                                       -----------         -----------

Net operating loss before extraordinary item.......................        (94,888)         (2,422,832)

EXTRAORDINARY ITEM - Loss on early extinguishment of debt..........     (2,108,013)         (1,888,433)
                                                                       -----------         -----------
  Net loss.........................................................     (2,202,901)         (4,311,265)

Dividends on preferred stock.......................................    $  (132,500)        $  (195,918)

Accretion on redeemable preferred stock............................           --            (1,981,821)
                                                                       -----------         -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.........................    $(2,335,401)        $(6,489,004)
                                                                       ===========         ===========
NET LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM................    $     (0.02)        $     (0.55)
                                                                       ===========         ===========
NET LOSS PER COMMON SHARE AFTER EXTRAORDINARY ITEM.................    $     (0.19)        $     (0.78)
                                                                       ===========         ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                          1996           1995
                                                                       -----------    -----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . .  $16,572,159    $10,835,771
  Gas plant operating and marketing revenues  . . . . . . . . . . . .    4,849,677      4,161,067
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       91,948         85,120
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      151,454         37,029
                                                                       -----------    -----------
                                                                        21,665,238     15,118,987
                                                                       -----------    -----------
COST AND EXPENSES:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . . .    3,874,081      3,810,785
  Gas plant operating and marketing costs . . . . . . . . . . . . . .    2,751,581      2,832,456
  Engineering and geological costs  . . . . . . . . . . . . . . . . .      226,297        237,513
  Depletion, depreciation and amortization  . . . . . . . . . . . . .    4,855,589      4,376,576
  General and administrative expenses . . . . . . . . . . . . . . . .    2,197,610      1,957,449
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .    7,809,860      4,587,717
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      369,869        306,907
                                                                       -----------    -----------
                                                                        22,084,887     18,109,403
                                                                       -----------    -----------
  Loss before provision for income taxes
    and extraordinary item  . . . . . . . . . . . . . . . . . . . . .     (419,649)    (2,990,416)
  Provision for income taxes  . . . . . . . . . . . . . . . . . . . .           --             --
                                                                       -----------    -----------
  Net operating loss before extraordinary item  . . . . . . . . . . .     (419,649)    (2,990,416)
EXTRAORDINARY ITEM -- Loss on early extinguishment of debt  . . . . .   (2,108,013)    (1,888,433)
                                                                       -----------    -----------
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,527,662)    (4,878,849)
Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . .  $  (397,500)   $  (866,760)
Accretion on redeemable preferred stock . . . . . . . . . . . . . . .           --     (2,146,812)
                                                                       -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS  . . . . . . . . . . . . .  $(2,925,162)   $(7,892,421)
                                                                       ===========    ===========
NET LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM . . . . . . . . .  $     (0.08)   $     (0.78)
                                                                       ===========    ===========
NET LOSS PER COMMON SHARE AFTER EXTRAORDINARY ITEM  . . . . . . . . .  $     (0.30)   $     (1.03)
                                                                       ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                          Preferred Stock        Common Stock           Additional
                                          ---------------        ------------            Paid-in        Accumulated
                                          Shares   Amount      Shares       Amount        Capital          Deficit
                                          ------   ------    ---------     ---------    ----------      -----------
Balance, December 31, 1995                65,000   $  650     8,631,207    $  863,121   $29,163,670     $(19,812,549)
Issuance of common stock
  pursuant to warrant exchange                 -        -        65,000         6,500        (6,500)               -
Issuance of common stock
  pursuant to equity offering                  -        -     5,359,059       535,906    21,256,169
Cancellation of warrants                       -        -             -             -      (290,290)               -
Preferred stock dividends                      -        -             -             -      (397,500)               -
Net loss for the nine months
  ended September 30, 1996                     -        -             -             -             -       (2,527,662)
                                          ------   ------    ----------    ----------   -----------     ------------
Balance, September 30, 1996               65,000   $  650    14,055,266    $1,405,527   $49,725,549     $(22,340,211)
                                          ======   ======    ==========    ==========   ===========     ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       1996         1995
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss . . . . . . . . . . . . . . . . . . .   $(2,527,662)  $(4,878,849)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depletion, depreciation and
      amortization and impairment  . . . . . . .     4,855,589     4,376,576
    Amortization of deferred charges . . . . . .       727,528       364,276
  Engineering and geological costs . . . . . . .       226,297       237,513
  Loss on early extinguishment of debt . . . . .     2,108,013     1,888,433
  Other  . . . . . . . . . . . . . . . . . . . .       369,869       298,753
                                                   -----------   -----------
                                                     5,759,634     2,286,702
  Changes in working capital, net of
    effects of non-cash transactions . . . . . .    (2,961,466)     (477,114)
                                                   -----------   -----------
  Net cash provided by operating activities  . .     2,798,168     1,809,588
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs . . . . . . .      (226,297)     (237,513)
  Additions to property and equipment  . . . . .   (17,649,797)   (5,122,494)
  Other  . . . . . . . . . . . . . . . . . . . .          --          10,181
                                                   -----------   -----------
  Net cash used in investing activities  . . . .   (17,876,094)   (5,349,826)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt . . . . . . . . .     4,400,000    64,647,700
  Repayment of bank debt . . . . . . . . . . . .   (10,000,000)  (39,300,000)
  Redemption of Redeemable Preferred Stock . . .          --     (10,995,361)
  Redemption of Senior Secured Notes . . . . . .    (3,644,000)         --
  Decrease in other debt and liabilities . . . .      (363,099)      (24,498)
  Issuance of common stock . . . . . . . . . . .    21,792,075          --
  Increase in other assets . . . . . . . . . . .      (216,751)   (3,004,407)
  Dividends on preferred stock . . . . . . . . .      (397,500)     (331,661)
                                                   -----------   -----------
  Net cash provided by financing activities  . .    11,570,725    10,991,773
                                                   -----------   -----------

  Net increase (decrease) in cash  . . . . . . .    (3,507,201)    7,451,535
  Cash at beginning of period  . . . . . . . . .    12,204,460       899,198
                                                   -----------   -----------

  Cash at end of period  . . . . . . . . . . . .   $ 8,697,259   $ 8,350,733
                                                   ===========   ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

         HarCor Energy, Inc. (the "Company") made interest payments of $9,879,000 and $2,182,000 during the nine months ended September 30, 1996 and 1995, respectively.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES
- NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company incurred non-cash charges of $370,000 in connection with the write-off of a long-term investment which is not reflected in investing activities.

         Included in investing activities in the current period are payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1995. At September 30, 1996, the Company had accrued capital costs aggregating $3,555,000 which are not reflected in investing activities in this statement of cash flows.

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

         In connection with the early adoption of a new accounting standard, the Company wrote down the carrying value of oil and gas properties by $608,000 which is not reflected in investing activities.

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

         The Company's payment of dividends on its Series D Preferred Stock included "in-kind" dividends consisting of $476,000 in newly-issued Series D Preferred Stock. Dividends paid on the Convertible Series E Preferred Stock included newly-issued unregistered shares of the Company's common stock to which a value of $60,000 was ascribed. These portions of dividend payments as described are not reflected in financing activities. The Company also incurred aggregate non-cash accretion charges of $2,147,000 on its Series D Preferred Stock which are not reflected in financing activities.




                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the nine months ended September 30, 1995 include the accounts and results of HarCor Energy, Inc. ("HarCor") and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc.("HTACI"); (collectively, the "Company" or "HarCor", unless the context specifies otherwise). The accompanying consolidated financial statements for the nine months ended September 30, 1996 include the accounts and results of HarCor, and Warrior and HTACI until those subsidiaries' merger into HarCor (see below).

         Principally all of the assets, equity, revenue and earnings of the Company as described herein are within HarCor Energy, Inc. Separate financial statements of Warrior and HTACI, HarCor's only direct or indirect subsidiaries, have not been included herein because they were wholly-owned and not material. In March 1996, Warrior and HTACI were merged into HarCor, and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

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

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 1996 and 1995.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities at September 30, 1996 and December 31, 1995 were comprised of the following (amounts in thousands):

                                                          September 30,       December 31,
                                                               1996               1995
                                                          -------------       ------------
         Accrued development costs. . . . . . .            $ 3,555              $ 8,188
         Accrued interest payable . . . . . . .              2,710                4,217
         Trade accounts payable and other . . .              1,621                2,208
                                                            -------             -------
                                                            $ 7,886             $14,613
                                                            =======             =======

         CAPITALIZED INTEREST COSTS-

         Interest costs of $474,000 for the nine months ended September 30, 1996 have been capitalized as part of the historical costs of unproved oil and gas properties.

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

         NET LOSS PER COMMON SHARE-

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 12,216,000 and 8,344,000 for the three months ended September 30, 1996 and 1995, respectively, and 9,874,000 and 7,658,000 for the nine months ended September 30, 1996 and 1995, respectively.


(2)  LONG-TERM DEBT

         In July 1995, the Company repaid all amounts outstanding under its existing credit agreement with ING Capital ("ING") with proceeds resulting from a long-term refinancing of its debt (see Note 3) and entered into a new credit agreement with ING (the "Credit Agreement").

         Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at September 30, 1996. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING), and amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING) plus 1% at the Company's option. There were no borrowings outstanding under the Credit Agreement at September 30, 1996.

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

         The difference between the face value of the Notes ($65 million at the close of the Note Offering and $53.7 million at September 30, 1996) and the balance sheet amount recorded herein is the result of an allocation to paid-in capital of the value ascribed to the warrants at the time of their issuance. This amount will amortize through interest expense over the life of the Notes.

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

         Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996 (see Note 6), the Company redeemed $3,290,000 of the Notes on August 31, 1996 for an aggregate redemption price of $3,619,000. On October 21, 1996 the Company further redeemed $7,984,000 of the Notes for an aggregate redemption price of $8,782,000.

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

         As of September 30, 1996, the Company was a party to gas contracts covering volumes of approximately 0.5 Bcf for the remainder of 1996 and 1.48 Bcf for 1997 at prices ranging from $1.68/MMBtu to $2.07/MMBtu. The Company also has a gas contract covering 0.5 Bcf for the remainder of 1996 and 2.2 Bcf for 1997 which fixes volumes to be sold at $0.3675 less than the NYMEX gas future price for each month. The Company was a party to open-position oil hedges covering notional volumes of approximately 43,000 barrels for the remainder of 1996, 98,000 and 58,000 barrels for 1997 and 1998, respectively, at prices ranging from $17.25/Bbl. to $18.05/Bbl.

(5) STOCKHOLDERS' EQUITY

         WARRANT EXCHANGES -

         During the first quarter the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged all or a portion of their options and warrants outstanding for unregistered shares of common stock of the Company. Pursuant to these exchange agreements, an option to purchase 150,000 common shares at $4.875 per share, and warrants to purchase an aggregate of 226,000 common shares at prices ranging from $4.75 to $5.50 per share, were exchanged and canceled for 65,000 unregistered shares of common stock of the Company. Pursuant to an agreement with the underwriter of the Company's Note Offering, a warrant to purchase

350,000 shares of the Company's common stock at $3.85 per share was returned to the Company and canceled, and a warrant for 99,750 shares with the same terms was issued to a related party in exchange.

         PREFERRED STOCK DIVIDENDS -

         The Company has paid dividends on preferred stocks for the nine months ended September 30, 1996 and 1995 as follows:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1996          1995
                                                                  --------      ---------
   8% Convertible (Series A, B, C)  . . . . . . . . . . . . .      $195,000     $200,000
   9% Redeemable (Series D) . . . . . . . . . . . . . . . . .           -        539,000
   9% Convertible (Series E)  . . . . . . . . . . . . . . . .       202,500      128,000
                                                                   --------     --------
                                                                   $397,500     $867,000
                                                                   ========     ========

         Dividends on 8% Series A, Series B and Series C Preferred Stock were paid in cash for both periods presented. Dividends on 9% Series D in 1995 were paid in additional shares of Series D Redeemable Preferred Stock. The Series D Redeemable Preferred Stock was redeemed by the Company in July 1995. Dividends on the Series E Preferred Stock for 1995 were paid in shares of common stock of the Company for the first six months of 1995 and cash for all periods thereafter. The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

         CONVERSION OF SERIES E PREFERRED STOCK- In October 1996 the holder of the 9% Series E Junior Convertible Preferred Stock, pursuant to the terms thereof, elected to convert all of its 30,000 shares of the Series E Preferred Stock into 857,143 shares of common stock of the Company.

(6)  COMMON STOCK OFFERING

         On July 31, 1996, the Company completed a public offering of 6,400,000 shares of Common Stock at $4.50 per share (the "Equity Offering"). The Company sold 5,059,059 primary shares in the offering, and certain of the Company's existing stockholders sold 1,340,941 shares. On August 28, 1996, the underwriters of the Equity Offering exercised an over-allotment option to sell an additional 300,000 shares of Common Stock. The Company realized net proceeds of approximately $22.5 million from the Equity Offering after underwriters' discount and before direct expenses. There were 14,055,266 total primary common shares outstanding effective with the completion of the Equity Offering.

     The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement at that time. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $11.3 million of the proceeds from the Equity Offering to redeem a portion of its Senior Secured Notes (see Note 3). The remaining net proceeds to the Company, along with availability under the Credit Agreement, will be used to fund its planned 3-D seismic and exploration activities.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         All dollar amounts referenced in this Item 2. have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1996 AND 1995

         REVENUES - The Company's total revenues increased $1,825,000 (37%) from $4,874,000 in third quarter 1995 to $6,699,000 in the current period.

         The Company's oil and gas revenues increased $1,335,000 (35%) from $3,780,000 in the third quarter of 1995 to $5,115,000 in the current period. Oil revenues increased $516,000 (30%) from $1,719,000 in third quarter 1995 to $2,235,000 in the current period due to higher levels of oil production and higher unit prices. Oil production increased 16,700 barrels (16%) from 102,900 barrels in the third quarter of 1995 to 119,600 barrels in the current period. The increased production was primarily a result of the continued drilling and development of the Bakersfield Properties, which contributed an incremental 14,300 barrels during the current period as compared to the third quarter of 1995. Oil production from the Company's Permian and other properties increased approximately 2,400 barrels in the aggregate in the current period. The average unit price received for oil was $20.42 per barrel during third quarter 1996 (exclusive of hedging charges of $207,000) compared to $16.72 per barrel for the same period in 1995.

         The Company's gas revenues increased $820,000 (40%) from $2,060,000 in the third quarter of 1995 to $2,880,000 in the current period also due to increased production and higher unit prices. Gas production increased 93,000 Mcf (7%) from 1,305,000 Mcf in third quarter 1995 to 1,398,000 Mcf in the current quarter primarily due to the continued drilling and development of the Bakersfield Properties, which contributed an incremental 65,000 Mcf during the current period. Additionally, gas production from the Company's South Texas Properties increased 42,000 Mcf during the current period due to developmental drilling. Gas production from the Company's Permian and other properties decreased slightly in the current period. Average unit prices received for gas increased in the current period to $2.06 per Mcf as compared to $1.58 per Mcf in the third quarter of 1995.

         During the current quarter, the Company realized revenues of $1,435,000 from its natural gas processing plant and gas marketing activities. These revenues consisted of $1,038,000 from the sale of 2,473,000 gallons of processed natural gas liquids (NGLs), $367,000 from the resale of natural gas purchased from third parties, and $30,000 in processing fees. During the third quarter of 1995, the Company realized revenues of $1,007,000 from the gas plant and gas marketing activities, consisting of $256,000 in the resale of purchased natural gas, $723,000 from the sale of 2,139,000 gallons of NGLs, and $28,000 in gas processing fees. The plant's net operating margin (see plant costs under "Costs and Expenses" which follows) increased $287,000 (75%) in the current period due primarily to increased NGLs sales as a result of increased inlet volumes from higher lease gas production, improvements in operating efficiency, and higher NGL prices.

         The Company realized total interest and other income of $149,000 in the third quarter of 1996 as compared to $87,000 during the third quarter of 1995.

         COSTS AND EXPENSES - Total costs and expenses decreased $503,000 (7%) from $7,297,000 in third quarter 1995 to $6,794,000 in the current period.

         The Company's oil and gas production costs decreased slightly ($81,000 or 6%) from $1,281,000 in the third quarter of 1995 to $1,200,000 in the current period although oil and gas production levels increased during the same period. This was primarily due to the continuing development of the Bakersfield Properties and resulting operating efficiencies in that area. Production costs on the Company's South Texas and Permian properties increased slightly in the aggregate during the current period. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") decreased from $4.01 per BOE in third quarter 1995 to $3.40 per BOE in the current period.

         During the third quarter of 1996, the Company incurred costs of $766,000 resulting from the operations of its natural gas processing plant and gas marketing activities. These costs included $410,000 for the purchase of natural gas for resale and $356,000 of direct fixed and variable operating expenses. During the third quarter of 1995, the Company incurred costs of $628,000 from gas plant and gas marketing activities, consisting of $220,000 from the purchase of natural gas for processing and resale and $408,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $61,000 and $55,000 during the three months ended September 30, 1996 and 1995, respectively.

         The Company's total depletion, depreciation and amortization ("DD&A") expense decreased $423,000 (22%) from $1,934,000 in third quarter 1995 to $1,511,000 in the third quarter of 1996. This was due to the inclusion of a $608,000 charge in third quarter 1995 pursuant to the adoption of SFAS 121 (Accounting for the Impairment of Long-Lived Assets). Exclusive of this charge, DD&A expense increased $185,000 (14%) in the current period as a result of increases in depreciable costs incurred in the continued development of the Bakersfield Properties and increased production. The DD&A rate per BOE for oil and gas reserves was $4.15 in the current period as compared to an estimated $3.55 per BOE during third quarter 1995 (exclusive of the SFAS 121 charge).

         The Company's general and administrative expenses were $656,000 and $741,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $85,000 (12%) in the current period.

        The Company's interest expense increased $142,000 (6%) from $2,350,000 in third quarter 1995 to $2,492,000 in third quarter 1996. This was due to the refinancing of the Company's bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. This higher cost debt was outstanding during the entire current quarter (exclusive of the $3,290,000 redeemed on August 31st) as compared to approximately two months of third quarter 1995. Dividends on preferred stock were $132,000 in the third quarter of 1996 as compared to $196,000 in the third quarter of 1995.

        EXTRAORDINARY ITEM - The Company incurred an extraordinary charge of $2,108,000 in the current period resulting from the early redemption of $11,274,000 of its Senior Secured Notes. This charge consisted of a $1,127,000 premium pursuant to the terms of the Notes and redemption, $295,000 in acceleration of accretion relating to the redeemed portion of the Notes, and a $686,000 write-off of deferred financing charges and miscellaneous expenses. The Company incurred in the prior period a non-cash charge of $1,888,000 attributable to accretion on its Series D Redeemable Preferred Stock which was subsequently redeemed in July 1995.

         NET LOSS - The Company's net operating loss before extraordinary item was $95,000 for the three months ended September 30, 1996. Net loss after extraordinary item was $2,203,000 while net loss attributable to common stockholders was $2,335,000 ($.19 per share) after preferred dividends. For the three months ended September 30, 1995, the Company had a net operating loss of $2,423,000 and net loss to common stockholders of $6,489,000 ($.78 per share) after preferred dividends and accretion.

COMPARISON OF RESULTS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1996 AND 1995

         REVENUES - The Company's total revenues increased $6,546,000 (43%) from $15,119,000 during the first nine months of 1995 to $21,665,000 in the current period.

         The Company's oil and gas revenues increased $5,736,000 (53%) from $10,836,000 in the first nine months of 1995 to $16,572,000 in the current period. Oil revenues increased $2,185,000 (42%) from $5,244,000 in first nine months of 1995 to $7,429,000 in the current period due to higher levels of oil production and higher average unit prices. Oil production increased 93,000 barrels (29%) from approximately 316,000 barrels in the first nine months of 1995 to 409,000 barrels in the current period. The increased production was a result of the continued drilling and development of the Bakersfield Properties, during 1996. The Company's drilling activities in that area included twenty-two successful wells during the current nine months, including its first horizontal well. Oil production from the Company's Permian and other properties remained flat in the aggregate from period to period. The average unit price received for oil was $19.33 per barrel during the first nine months of 1996 (exclusive of hedging charges of $487,000) compared to $16.58 per barrel for the same period in 1995.

         The Company's gas revenues increased $3,552,000 (64%) from $5,591,000 in the first nine months of 1995 to $9,143,000 in the current period also due to higher levels of production and higher average unit prices. Gas production increased 1,094,000 Mcf (31%) from 3,561,000 Mcf in first nine months of 1995 to 4,655,000 Mcf in the first nine months of 1996 primarily due to the continued drilling and development of the Bakersfield Properties, which contributed an incremental 947,000 Mcf during the current period as compared to the same period in 1995. Gas production from the Company's South Texas Properties increased 156,000 Mcf during the current period due to developmental work, while gas production from the Company's Permian and other properties remained flat from period to period. Average unit prices received for gas were $1.96 per Mcf in nine months 1996 as compared to $1.57 per Mcf in the first nine months of 1995.

         During the first nine months of 1996, the Company realized revenues of $4,850,000 from its natural gas processing plant and gas marketing activities. These revenues consisted of $3,211,000 from the sale of 7,604,000 gallons of NGLs, $1,539,000 from the resale of natural gas purchased from third parties, and $100,000 in processing fees. During the first nine months of 1995, the Company realized revenues of $4,161,000 from gas plant and gas marketing activities, consisting of $1,913,000 in the resale of natural gas, $2,165,000 from the sale of NGLs (5,977,000 gallons), and $83,000 in gas processing fees. The plant's net operating margin (see plant costs under "Costs and Expenses" which follows) increased $769,000 (58%) due primarily to increased NGLs sales as a result of increased inlet volumes from higher lease gas production, improved operating efficiencies and higher NGL prices.

         The Company realized total interest and other income of approximately $243,000 in the first nine months of 1996 as compared to $122,000 during the same period in 1995.

         COSTS AND EXPENSES - Total costs and expenses increased $3,976,000 (22%) from $18,109,000 in first nine months of 1995 to $22,085,000 in the current period.

         The Company's oil and gas production costs increased slightly in the aggregate ($63,000 or 2%) from $3,811,000 in the first nine months of 1995 to $3,874,000 in the current period although production increased significantly in the current period. This was primarily due to the continuing development of the Bakersfield Properties and resulting operating efficiencies in that area. Production costs on the Company's South Texas and Permian properties remained flat from period to period. The Company's total aggregate production cost per BOE declined from $4.18 per BOE for the first nine months of 1995 to $3.27 per BOE in the current period.

         During the first nine months of 1996, the Company incurred costs of $2,752,000 resulting from its natural gas processing plant and gas marketing activities. These costs included $1,405,000 from the purchase of natural gas for processing and resale and $1,347,000 of fixed and variable direct operating expenses. During the first nine months of 1995, the Company incurred costs of $2,832,000 in gas plant and gas marketing activities, consisting of $1,634,000 from the purchase of natural gas for processing and resale and $1,198,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $226,000 and $237,000 during the nine months ended September 30, 1996 and 1995, respectively.

         The Company's total DD&A expense increased $479,000 (11%) from $4,377,000 in first nine months of 1995 to $4,856,000 in the first nine months of 1996. DD&A in 1995 included a $608,000 charge pursuant to the adoption of SFAS 121 (Accounting for the Impairment of Long-Lived Assets). Exclusive of this charge, DD&A expense increased $1,087,000 (29%) in the current period as a result of increases in depreciable assets due to costs incurred in the continued development of the Bakersfield Properties and increased production. The DD&A rate per BOE for oil and gas reserves was $3.85 in the current period as compared to $4.18 during first nine months of 1995 (exclusive of the SFAS 121 charge).

         The Company's general and administrative expenses were $2,197,000 and $1,957,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $240,000 (12%) in the current period, which is a result of the Company's continued growth and expansion during the year.

         The Company's interest expense increased $3,222,000 from $4,588,000 in first nine months of 1995 to $7,810,000 in first nine months of 1996. This was due primarily to the refinancing of the Company's bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. This higher cost debt was outstanding for the entire nine months of 1996 (exclusive of the $3,290,000 redeemed on August 31st) as compared to approximately two months during the comparable period in 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from the July 1995 refinancing.

         Dividends on preferred stock were $397,000 in the first nine months of 1996, as compared to $867,000 in the first nine months of 1995. Dividends in 1996 were comprised entirely of cash, while 1995 dividends consisted of $332,000 in cash, $475,000 in Series D Preferred Stock and $60,000 in common stock of the Company. The Series D Preferred Stock is no longer outstanding which accounts for the lower dividends during the current period.

         EXTRAORDINARY ITEM - The Company incurred an extraordinary charge of $2,108,000 in the current period resulting from the early redemption of $11,274,000 of its Senior Secured Notes. The charge consisted of a $1,127,400 (10%) premium pursuant to the terms of the Notes and redemption, $295,000 in acceleration of accretion relating to the redeemed portion of the Notes, and a $686,000 write-off of deferred financing charges and miscellaneous expenses. In 1995 the Company incurred a non-cash charge of $2,147,000 attributable to accretion on its Series D Redeemable Preferred Stock which was subsequently redeemed in July 1995.

         NET LOSS - The Company's net operating loss before extraordinary item was $420,000 for the nine months ended September 30, 1996. Net loss after extraordinary item was $2,528,000, while net loss attributable to common stockholders was $2,925,000 ($.30 per share) after preferred dividends. For the nine months ended September 30, 1995, the Company had a net operating loss of $2,990,000 and net loss to common stockholders of $7,892,000 ($1.03 per share) after preferred dividends and accretion.


         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and a combination of debt and equity financings as needs for capital have arisen. During the nine months ended September 30, 1996, the Company generated net cash from operations of $2,798,000 as compared to $1,810,000 during the same period in 1995.

         The Company utilized a total of $17,876,000 for investing activities in the current period, which consisted mainly of developmental drilling activities, as compared to $5,350,000 during the first nine months of 1995.

         The Company realized net proceeds of $11,571,000 from financing activities during the current period. The Company raised net proceeds of approximately $21,792,000 in an equity offering and used an aggregate of $10,221,000 to repay debt ($5,600,000 net), redeem a portion of the Senior Secured Notes ($3,644,000) and pay preferred dividends and miscellaneous activities ($977,000). During the same period in 1995 the Company realized net proceeds from financing activities of $10,992,000. This consisted of $64,648,000 raised in the 14-7/8% Senior Secured Note Offering and an aggregate of $53,656,000 used to repay bank debt ($39,300,000), redeem the Series D Preferred Stock ($10,995,000) and pay an aggregate of $3,361,000 in transaction costs, preferred dividends and miscellaneous activities.

         WORKING CAPITAL - The Company had a working capital deficit of $3,261,000 with a current ratio of 0.8:1 at September 30, 1996 as compared to net working capital of $1,325,000 and a current ratio of 1.1:1 at December 31, 1995. Included in current liabilities at September 30, 1996, was an aggregate of $8,872,000 relating to the redemption of a portion of the Company's long-term Senior Secured Notes in October 1996, which was therefore classified as short-term at September 30, 1996.

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

         During the nine months ended September 30, 1996, the Company generated discretionary cash flow of $5,760,000 (before changes in other working capital of $2,961,000). This compares to $2,287,000 (before changes in other working capital of $477,000) during the same period in 1995. The improvement in the current year, in spite of significantly increased debt service, was primarily due to increased oil and gas production resulting from the continued drilling and development of the Bakersfield Properties. The Company's drilling activities in that area included twenty-two successful wells during the current period, including its first horizontal well. The Company had a total of 157 producing wells in this area at September 30, 1996, as compared to 105 producing wells at September 30, 1995. As a consequence of these drilling activities and the acquisition of certain additional interests in these properties in July 1995, the Company's production from the Bakersfield Properties averaged approximately 1,075 BPD and 11,400 Mcfd for the first nine months of 1996, showing increases of 48% and 44%, respectively, over the prior period's average rates of 725 BPD and 7,900 Mcfd.

         The Company also realized a net operating margin of $2,098,000 on its gas plant operations and marketing activities in first nine months of 1996 as compared to $1,329,000 in first nine months of 1995. This was primarily due to increased NGLs sales as a result of increased inlet volumes from higher lease gas production levels, improved operating efficiencies and higher NGL prices.

         The Company expects further improvement in operating cash flows in future periods as a result of its continuing drilling and development program. As of September 30, 1996, all of the wells drilled on the Bakersfield Properties were completed and producing. The Company resumed its vertical drilling and development activity on the Ellis lease in the second quarter with a 15 well program that was completed during the third quarter. The Company is currently drilling additional vertical wells on the Bakersfield Properties. See "Capital Expenditures and Future Outlook" which follows.

         FINANCING ACTIVITIES: CREDIT AGREEMENT - In July 1995, the Company repaid all amounts outstanding under its existing credit agreement with ING Capital ("ING") with proceeds resulting from a long-term refinancing of its debt and entered into a new credit agreement with ING (the "Credit Agreement").

         Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at September 30, 1996, and there was no balance outstanding under the Credit Agreement at that date. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING), at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING) plus 1% at the Company's option.

         The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit
Agreement at September 30, 1996.

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

                Year                       Percentage
               -----                       ----------
               1999 . . . . . . . . . .       110%
               2000 . . . . . . . . . .       107%
               2001 and thereafter. . .       100%

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

         Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996, (see "Equity Offering" below), the Company redeemed $3,290,000 of the Notes on August 31, 1996, for an aggregate redemption price of $3,619,000. On October 21, 1996, the Company further redeemed $7,984,000 of the Notes for an aggregate redemption price of $8,782,000. There are currently $53,726,000 Senior Secured Notes outstanding. The Company anticipates that it will save approximately $1.8 million in future annualized interest costs as a result of the redemption of these Notes.

        EQUITY OFFERING - On July 31, 1996, the Company completed a public offering of 6,400,000 shares of Common Stock at $4.50 per share. The Company sold 5,059,059 primary shares in the offering, and certain of the Company's existing stockholders sold 1,340,941 shares. On August 28, 1996, the underwriters of the Equity Offering exercised an over-allotment option to sell an additional 300,000 shares of the Company's common stock. The Company realized net proceeds of approximately $22.5 million from the Equity Offering after underwriters' discount and before direct expenses.

         The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million to redeem $11.3 million of its 14-7/8% Senior Secured Notes (see preceding "Senior Secured Notes"). The remaining net proceeds to the Company, along with availability under the Credit Agreement, will be used to fund its planned 3-D seismic, CAEX and exploration activities.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the nine months ended September 30, 1996 have not had any material effect on the Company's liquidity or results of operations. (See Note 4 of Notes to Consolidated Financial Statements included herein.)

         CAPITAL EXPENDITURES: DEVELOPMENTAL DRILLING ACTIVITIES - The Company incurred a total of approximately $17.6 million in drilling, development and related expenditures during the current period, the majority of which were related to the continued development of the Bakersfield Properties. Of this amount, $8.2 million related to payment of costs incurred and accrued at December 31, 1995.

         Based on current engineering estimates, the Company anticipates that as of September 30, 1996, total additional drilling necessary to develop the proven reserves of Bakersfield Properties will result in approximately 158 new wells at an estimated capital cost of $48 million based on current drilling costs. Approximately $5.5 million is planned to be spent during the remainder of 1996, $12 million in 1997 and $30 million thereafter. These future development costs for the Bakersfield Properties also include additional costs for full development of a waterflood project in the Diatomite Formation on the Ellis Lease. During July, 1996 water injection was initiated in the waterflood pilot project area with completion of the installation of the entire project anticipated by January 1, 1999. These estimates may vary as the Company further evaluates the results of drilling activities and results of future operations.

         Results of the Company's first horizontal well which was drilled in the second quarter are continuing to be evaluated before a decision is made to further test the Diatomite Zone with a second horizontal well or test the applicability of horizontal development for producing the deeper Reef Ridge Shale zones on the Ellis Lease. If results are favorable, additional horizontal locations may be identified for future drilling on the Ellis Lease as well as the Company's Truman and Tisdale Leases in areas currently outside the proven areas of these fields. No assurances can be given, however, that any of such wells will be drilled, or that if such wells are drilled, they will be either successful or completed in accordance with the Company's development schedule.

         The Company is also involved in two small waterflood projects on its Permian Basin properties and has approximately $2.4 million in capital expenditures planned in this area during the next two years.

         EXPLORATION ACTIVITIES - In furtherance of its 3-D seismic/exploration efforts, and as part of the Company's strategy of aligning itself with partners that have technological expertise, the Company entered into an agreement with South Coast Exploration ("South Coast), a 3-D seismic company, to jointly explore the Hostetter Field in South Texas; the Terrebonne Parish area of South Louisiana; and an area in Reeves County, Texas. The Company has working interests of 22.7%, 7.5% and 12.5% in these projects, respectively. The projects' area of mutual interest covers approximately 160,000 acres and will entail shooting 3-D seismic data over approximately 200 square miles. The Company and South Coast have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects.

         The following table sets forth the estimated costs to the Company for 3-D seismic surveys, leasehold acquisitions and drilling of exploratory and development wells relating to the exploration prospects that the Company currently plans to pursue over the ensuing 15-month period.

                                             ESTIMATED COST TO COMPANY
                                         -----------------------------------
       PROSPECT AREA                     SEISMIC    LAND  DRILLING    TOTAL
--------------------------------         -------   ------ --------   --------
                                                     (IN THOUSANDS)
South Texas (Upper Wilcox Trend)          $  720   $  640   $ 8,900   $10,260
West Texas (Permian Basin)                   330      480       900     1,710
South Louisiana (Terrebonne Parish)           --      240     1,300     1,540
                                          ------   ------   -------   -------
        Total                             $1,050   $1,360   $11,100   $13,510
                                          ======   ======   =======   =======


         The Company expects to commence drilling two wells in the Hostetter Field and one well in Reeves County by year-end. Drilling should commence in the Terrebonne Parish area by the end of the first quarter 1997.

         FINANCIAL COMMITMENTS - The Company expects that its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its planned developmental drilling on the Bakersfield Properties for the foreseeable future, provided, that (i) there are no significant decreases in oil and gas prices, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such areas with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

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

         The Company intends to continue efforts to acquire additional interests in selected producing oil and gas properties and exploration projects if and when these opportunities become available. The Company also intends to explore other financial alternatives to redeem additional of its 14-7/8% Senior Secured Notes with lower-cost debt which would provide the benefit of future interest cost savings. Any such acquisitions, projects or Note redemptions would require borrowings under the Credit Agreement and possibly additional debt financings if needed.

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


                                        HARCOR ENERGY, INC.
                                        Registrant




Date: November 14, 1996                 /s/ Francis H. Roth
                                        -----------------------------
                                        Francis H. Roth
                                        President and Chief
                                        Operating Officer




Date: November 14, 1996                 /s/ Gary S. Peck
                                        ------------------------------
                                        Gary S. Peck
                                        Vice President-Finance
                                        Chief Accounting Officer

                                INDEX TO EXHIBIT

     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------

         27                  Financial Data Schedule