Form 10-K
period 1996-12-31
HARCOR ENERGY INC
filed 1997-03-31
CIK 315272

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ____________________
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


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

        TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
        -------------------                            ON WHICH REGISTERED
                                                      ---------------------
               NONE                                           NONE


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

   At March 24, 1997, the registrant had 15,170,836 shares of common stock outstanding. The aggregate market value on March 24, 1997 of the registrant's common stock held by non-affiliates of the registrant (including beneficial owners holding less than 10% of the registrant's common stock) was $73,588,000 (based upon the last reported sales price of the registrant's common stock as quoted on such date by the National Association of Securities Dealers, Inc. Automated Quotation System).

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ x ]

   Document incorporated by reference:  None.
================================================================================

                              HARCOR ENERGY, INC.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL

     HarCor Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploitation and exploration of onshore oil and gas properties located in the United States. Formerly named Pangea Petroleum Company, the Company was organized as a California corporation in 1976, but did not conduct significant operations until after May 1980. Since 1987 when the present management group acquired control, the Company has grown through selective acquisitions and development drilling, with estimated proved reserves increasing from 1.35 MMBOE as of January 1, 1990, to 30.8 MMBOE as of January 1, 1997, at an average replacement cost of $2.91 per BOE.

     The Company's corporate headquarters are located at Five Post Oak Park, 4400 Post Oak Parkway, Suite 2220, Houston, Texas 77027, telephone (713)961-1804. HarCor Energy, Inc. and its wholly-owned subsidiaries, Warrior, Inc. and HTAC Investments, Inc. (until March 1996), are collectively described herein as the "Company" or "HarCor", unless the context otherwise requires. Warrior, Inc. and HTAC Investments, Inc. were merged into HarCor Energy, Inc. in March 1996.

     The Company's operations have been focused in the San Joaquin Basin of California, South Texas, the Permian Basin of New Mexico and West Texas and the Gulf Coast of Louisiana. Based on the estimates of independent petroleum engineers, the Company had total proved reserves of 30.8 MMBOE consisting of
14.9 MMBbls of crude oil and natural gas liquids and 95.5 Bcf of natural gas as of January 1, 1997. The Company's present value of estimated future net cash flows before income taxes from its total proved reserves (the "Pre-tax SEC 10 Value") was $260.7 million at January 1, 1997. Approximately 88% of the Pre-tax SEC 10 Value was attributable to net proved reserves located in the Lost Hills Field in the San Joaquin Basin (the "Bakersfield Properties").

     The Company conducts its exploration, development and production activities through strategic alliances with industry partners that are experienced and knowledgeable in (i) specific exploration technology such as 3-D seismic interpretation expertise and (ii) particular geologic basins of activity. In each instance the strategic partner involved owns a significant interest in the jointly owned properties. The industry partner is generally designated as the operator of the jointly owned properties, thereby allowing the Company to avoid the cost of maintaining the personnel and other resources necessary to be an operator. The Company believes that through (i) its ownership of significant working interests in its properties, (ii) the contractual rights to approve drilling budgets or propose wells and (iii) its experienced team of oil and gas professionals, the Company is able to control or significantly influence the operators' decisions affecting the magnitude and timing of exploration, development and production activities on its properties.

     Through geographic concentration and tight control over oil and gas operating and general and administrative expenses, the Company has maintained a relatively low cost structure that has been declined on a per-unit basis over the last five years. For the year ended December 31, 1996, the Company had an average production cost of $3.45 per barrel of oil equivalent ("BOE") and general and administrative expenses of $1.84 per BOE.

     BUSINESS STRATEGY

     The Company's business objective is to increase its hydrocarbon reserves as economically as possible by:

     . Continuing to develop its San Joaquin Basin, South Texas and Permian
       Basin properties through additional drilling and secondary recovery activities;

     . Using the cash flow from its existing properties and available credit capacity to engage in exploration activities through agreements with experienced and technologically knowledgeable industry partners, initially focusing on onshore Texas and Louisiana;

     . Acquiring onshore oil and gas properties with significant development potential; and

     . Continuing to maintain relative low production costs through geographic concentration and tight control over lease operating and general and administrative expenses.

In March 1997, the Company announced that it had engaged a group of investment bankers to pursue a possible sale of the Company in order to maximize shareholder returns. The Company is continuing to conduct its business without regard to the potential outcome of this process.


     DEVELOPMENT ACTIVITIES

     San Joaquin Basin (California). In June 1994, the Company acquired 75% of Bakersfield Energy Resources, Inc. and its affiliates' ("Bakersfield Energy") interests in the Lost Hills oil and gas field and a 23 MMcf per day gas processing plant in the San Joaquin Basin of California. The properties produce a light (approximately 40 Degrees gravity), low sulfur crude oil that has a higher value product yield than most other crude oils produced in California and consequently sells at a premium in that market. During the fourth quarter of 1996, this light oil averaged $22.87 per barrel. The associated natural gas produced with the crude oil has a high Btu content (approximately 1,240 Btu) which yields approximately 1.88 gallons of natural gas liquids ("NGLs") per Mcf of natural gas when processed in the Company's gas plant.

     At the time of acquisition, the Bakersfield Properties had 47 net productive wells with average daily production of approximately 546 Bbls of oil and 7,195 Mcf of gas per day. Estimated net proved reserves attributable to the interests acquired by the Company in the Bakersfield Properties was 6.6 MMBbls of crude oil and 46.8 Bcf of natural gas, or a total of 14.5 MMBOE and a Pre-tax SEC 10 Value of $49.7 million. Since the acquisition, the Company, in conjunction with the operator of the properties, has drilled 101 wells on the Bakersfield Properties and expects to drill an additional 176 wells over the next five years. As a result of drilling completed through December 1996, the Company's average daily production from these properties increased to 848 Bbls of oil and 7,396 Mcf of gas per day (based on the quarter ended December 31, 1996). The Company's net proved reserves from the Bakersfield Properties have increased to 27.2 MMBOE at January 1, 1997, with a Pre-tax SEC 10 Value of $230 million.

     Gas Plant. As part of the acquisition of the Bakersfield Properties, the Company purchased a modern, refrigeration liquid extraction facility with a rated inlet capacity of 23 MMcf of gas per day and a rated liquid fractionation capacity of 100,000 gallons of NGLs per day. The gas plant's average daily production was 556 barrels of NGLs per day based on the quarter ended December 31, 1996, as compared to 493 barrels per day at the time of its acquisition. The plant currently processes all of the gas produced from the Company's Bakersfield Properties as well as gas produced by third parties. The plant can deliver dry, residue gas into multiple pipeline systems allowing the Company to enter into contract and marketing arrangements that are not tied to the sometimes unfavorable and volatile California spot market.

     The Bakersfield Properties are currently being operated by Bakersfield Energy, a company which originally acquired an interest in these properties in 1990 and has retained a 25% working interest ownership. In addition, the Company entered into a joint acquisition agreement with Bakersfield Energy which gives each party the right to participate equally in any acquisition of oil and gas interests located within the state of California by the other party until April 1997.

     South Texas. In October 1992, the Company acquired an interest in nine gas fields located in South Texas for a total purchase price of approximately $5.4 million. Subsequent development activities have resulted in average daily production on the South Texas properties of 46 Bbls of crude oil and 3,800 Mcf of natural gas based on the quarter ended December 31, 1996, and net proved reserves as estimated by Ryder Scott of 1.5 MMBOE at January 1, 1997. Approximately 39% of the Company's reserves in the South Texas properties are attributable to its interests in the Hostetter Field. The Company owns interests in 17 gross (four net) wells and owns approximately 2,525 gross (956 net) acres in the Hostetter Field. These wells are operated by Texaco Exploration and Production Company ("Texaco") and Cabot Oil and Gas Corporation ("Cabot"). The Company currently believes that there are opportunities for additional development and recompletion work and exploratory opportunities in this field. (See EXPLORATION ACTIVITIES which follows.)

     Permian Basin (West Texas/New Mexico). Since 1989, the Company, in conjunction with Penroc Oil Corporation, has jointly identified and acquired interests in oil and gas properties located in the Permian Basin with total acquisition costs net to the Company of $3.4 million. Subsequent remedial work, development drilling activity and secondary recovery procedures have resulted in average daily production of 250 Bbls of crude oil and 350 Mcf of natural gas based on production in the quarter ended December 31, 1996. The Company sold a portion of its Permian Basin properties effective December 31, 1996. Ryder Scott's estimate of the Company's net proved reserves in the Permian Basin (exclusive of reserves related to the sale properties) as of January 1, 1997 was 2.0 MMBOE.

     EXPLORATION ACTIVITIES

     Consistent with its core objective of increasing its reserves as economically as possible, the Company has commenced a program of identifying and developing exploratory prospects in areas where the Company or its partners have expertise. The Company manages its exploration and economic risks by (i) generating prospects with the assistance of strategic industry partners that are experienced in 3-D seismic and computer assisted exploration ("CAEX") technology, (ii) identifying and pursuing prospects with multiple potential productive zones and (iii) funding its exploration activities from internally generated cash flow and credit capacity. In addition, the Company intends to further manage the drilling risks associated with the exploration projects in South Texas and South Louisiana by drilling multipay prospects that combine shallower lower risk zones that have previously proven production in the area with deeper potential target zones. In further pursuit of this strategy, the Company entered into an agreement in 1996 with South Coast Exploration Company and its affiliated company Interactive Exploration Solutions, Inc. (collectively, "South Coast Exploration"), companies which have extensive experience utilizing 3-D seismic and CAEX techniques, to jointly pursue exploration projects on developed and undeveloped properties in South Texas, the Permian Basin of West Texas and South Louisiana.

     The Company and South Coast Exploration have jointly formed an experienced geologic team to work exclusively to pursue these joint projects.

     The following table sets forth certain information as of December 31, 1996, relating to the exploration prospects that the Company currently plans to pursue:


                                                    Gross Acreage     Confirmed
                                        Owned or     Prospective      Prospect
                                         Under     Square Miles of     Gross
          Prospect Area                Option (1)  3-D Seismic Data    Wells
          -------------                ----------  ----------------  ---------
South Texas (Upper Wilcox Trend)          23,000                104         23
West Texas (Permian Basin)                88,000                234         12
South Louisiana (Terrebonne Parish)        8,500                 35         21
                                         -------                ---         --
     Total                               119,500                373         56
                                         =======                ===         ==


(1) Includes acreage in which the Company currently has leases, options to acquire leases, contingent lease rights or fee interests.


     The following sets forth a brief summary of each exploration project that the Company has in progress. This discussion only includes prospects on which the Company has acquired substantial leasehold interests, options to acquire leasehold interests or other contingent lease rights and has performed or is in the process of arranging related 3-D seismic surveys.

     South Texas (Upper Wilcox Trend). The Company has entered into an agreement with Cabot to participate in an 104 square mile 3-D seismic survey in southeast McMullen and northwest Duval Counties, Texas. The expanded and over-pressured Upper Wilcox Trend in the survey area has significant potential for the application of 3-D seismic technology due to complex faulting in the area and stacking of multiple pay zones in both the shallow normal-pressured zones such as the Cole Sand at 1,600 feet and the over-pressured zones such as the House Sand at approximately 12,000 feet. The 3-D seismic survey in the Upper Wilcox Trend was completed in July 1996. The survey is designed to evaluate prospects already identified and generate new drilling prospects with both development and exploration potential in the area of the Hostetter field and the nearby Bonne Terre Field. The survey will evaluate approximately 40 geologic formations at depths ranging between 8,500 feet and 13,000 feet for the expanded over-pressured Upper Wilcox formation and as shallow as 1,500 feet for other intervals The Company has joined with Cabot to acquire, or to acquire options for, leasehold interests in 23,000 gross acres inside the 3-D survey area as of December 31, 1996. Production to date in the survey area, including production from the Hostetter Field and the Bonne Terre Field, is estimated to be approximately 450 Bcf of natural gas equivalent. On May 29, 1996, the Company assigned to South Coast Exploration and one of its affiliates 40% of its rights in its agreement with Cabot in exchange for the interest it received in the South Louisiana project described below. The Company retains a 22.7% working interest in the project.

     South Louisiana (Terrebonne Parish). South Coast Exploration and its affiliate have acquired an interest in a 46 square mile 3-D seismic survey to be conducted in south Terrebonne Parish, Louisiana. To date, the Lapeyrouse Field, which is located in the survey area, has produced approximately 350 Bcf of natural gas equivalents. Based upon 2-D seismic surveys and reports from independent engineers, South Coast Exploration's joint venture preliminarily has identified potential exploration sites in the area to drill an estimated four test wells in the next 18 months. Two of these potential exploration sites have been identified in the Bourg Sands between 14,500 feet and 15,500 feet and the remaining two potential exploration sites have been identified in traps associated with faulting in a series of Upper Middle Miocene Sands between 15,000 feet and 17,000 feet. South Coast Exploration and its affiliate have each assigned the Company a 12.5% working interest in this project.

     West Texas (Permian Basin). In May 1996, the Company entered into an agreement to participate in a 234 square mile 3-D seismic survey in Reeves County, Texas, with Penwell Energy, Inc. ("Penwell") which, along with its investment partner MCN Energy, has extensive recent experience in the Permian Basin. Penwell initially derived its rights to about half of the area in the Penwell survey (74,880 fee mineral acres held by Texaco) from an agreement dated September 1995 among Texaco, Penwell and Meridian Oil Inc. Production in the field within or adjoining gross acreage in which Penwell presently owns or has contingent lease rights is estimated to be 455 Bcf of natural gas equivalents, most of which has been produced from the Silurian/Devonian Fusselman formation at depths between 10,000 feet and 17,000 feet, where the Company intends to focus.

     SELECTIVE OPPORTUNISTIC ACQUISITIONS

     The Company also intends to pursue selective strategic acquisitions of attractively priced, underexploited onshore oil and gas properties in the United States. As a result of its joint venture agreement with South Coast Exploration, the Company will also pursue property acquisitions where it can utilize 3-D seismic and CAEX technology to identify additional potential reserves. Management intends to continue to be active in developing acquisition opportunities rather than pursuing opportunities in the auction market. Management believes that this strategy has resulted in lower acquisition prices for its oil and gas properties.

     FINANCING ACTIVITIES

     The Company has typically financed its acquisitions through the use of secured bank borrowings or long-term notes and periodic common and preferred equity placements. Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") has been the Company's principal banker since November 1989 with an initial credit facility of $2.9 million. The Company's credit facility with ING Capital has subsequently been increased at certain times in connection with the Company's various acquisitions of oil and gas properties. In June 1994, ING Capital (in conjunction with another bank) provided the Company with a $34.4 million credit facility and a $5 million bridge loan to help finance the acquisition of the Bakersfield Properties.

     On July 24, 1995, the Company consummated the sale of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due in the year 2002 (the "Note Offering"). Each unit consisted of a $1,000 principal amount note and a warrant to purchase 22 shares of common stock. The notes and warrants became separately transferable immediately after July 24, 1995.

     The net proceeds to the Company from the Note Offering was approximately $61 million after deducting discounts and offering expenses. The Company immediately used a portion of the net proceeds to (i) repay $34.3 million outstanding under the credit agreement with ING Capital and repay the $5 million bridge loan with ING Capital; (ii) redeem the total $10.9 million in outstanding shares of Series D Preferred Stock which were issued in connection with the acquisition of the Bakersfield Properties and (iii) acquire interests in additional producing wells in the Bakersfield Properties for $2.3 million. The Company used the balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties over the remainder of
1995.   Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING Capital, providing for a total credit facility of $15 million.

     During third quarter 1996, the Company completed a public offering of 6,700,000 shares of common stock at $4.50 per share (the "Equity Offering"). The Company sold 5,359,059 new primary shares in the Equity Offering, and certain of the Company's existing stockholders sold 1,340,941 shares. The Company realized total net proceeds of approximately $21.9 million from the Equity Offering after underwriters' discount and offering expenses.

     The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement at that date. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million of the proceeds from the Equity Offering to redeem a portion of its Senior Secured Notes. The remaining net proceeds to the Company, along with availability under the Credit Agreement, were used to initiate its 3-D seismic, CAEX and exploration activities.

     SALES, MARKETS AND MARKET CONDITIONS

     With the exception of the gas produced from the Bakersfield Properties, all of the Company's production is generally sold at the wellhead or from on-site storage facilities to oil and gas purchasing companies in the areas where it is produced. Crude oil and condensate are typically sold at prices which are based upon posted field prices. The natural gas produced from the Bakersfield Properties is processed at the gas processing plant in which the Company has a 75% interest. The NGLs which are extracted in such process are sold in the spot market. Including the natural gas remaining after extraction of the NGLs, approximately 56% of the Company's 1996 natural gas production was subject to fixed-price contracts. The remainder of the Company's natural gas was sold at spot market prices. The term "spot market" as used herein refers to contracts with a term of six months or less or contracts which call for a redetermination of sales prices every six months or earlier.

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

     Price fluctuations in the oil market have a significant impact on the Company's business because all of the Company's oil production is sold at prices based upon posted field prices which vary monthly. In order to minimize the price volatility to which the Company is subject, the Company entered into hedging contracts with third parties covering approximately 51% of its oil production in 1996. Additionally, price fluctuations in the gas market also have a significant impact on the Company's business as approximately 44% of the Company's natural gas production in 1996 was sold at spot market prices. The Company currently anticipates that approximately 2.9 Bcf of the Company's natural gas production for 1997 (based on contracted volumes at December 31, 1996) will be sold under fixed-price or NYMEX-indexed contracts with the balance sold at spot market prices. (See Note 5. of "Notes to Consolidated Financial Statements" included in Item 8. herein.)

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

     CUSTOMERS

     The following customers accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:


            Customer                     1996   1995   1994
            --------                     -----  -----  -----

    Cabot Oil and Gas Marketing........     -      -     21%
    Kern Oil and Refining..............     -     10%    17%
    Mock Resources, Inc................    20%    24%     -
    Valero Gas Marketing, L.P..........     -     10%     -
    Enron Capital and Trade Resources..    18%     -      -
    Shell Oil Company..................    27%     -      -


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

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas.
Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas shippers. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly-applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders of all Order No. 636 pipeline restructuring proceedings.
The United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") has generally affirmed Order No. 636 and remanded certain issues for further explanation or clarification. The issues remanded for further action do not appear to materially affect the Company. A number of parties have appealed the D.C. Circuit's ruling to the United States Supreme Court and proceedings on the remanded issues are currently ongoing before FERC following its issuance of Order No. 636-C in February 1997. Numerous petitions for review of the individual pipeline restructuring orders are currently pending in that court. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

     The FERC also recently clarified that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. The Company's gathering operations could be adversely affected should they be subject in the future to state regulation of rates and services, although the Company does not believe that it would be affected by such regulation any differently than other similar natural gas producers or gatherers. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including pipeline affiliates. This could allow such companies to compete more effectively with independent gatherers, such as the Company.

     The Company's natural gas gathering operations are generally subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. The Company believes its operations, to the extent they may be subject to current gas pipeline safety requirements, comply in all material respects with such requirements. The Company cannot predict what effect, if any, the adoption of additional pipeline safety legislation might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending upon future legislative and regulatory changes.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary market and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any resulting FERC action on these matters would affect the Company only indirectly, the FERC's current rules and policies may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transaction rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensates by pipeline. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such conditions.

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

     TAXATION - The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws, including the Tax Reform Act of 1986. Certain transactions which were entered into in connection with the Company's 1987 recapitalization have, under the Tax Reform Act of 1986, significantly limited the Company's ability to utilize its net operating losses arising prior to the recapitalization. In addition, certain 1992 equity transactions resulted in additional restrictions on the utilization of net operating losses arising since 1987. For further information on the limitations of the Company's net operating loss carryforwards. (See "Notes to Consolidated Financial Statements" included in Item 8. herein.)

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

     Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as the "Superfund" law, imposes strict liability on an owner and operator of a facility or site where a release of hazardous substances into the environment has occurred and on companies that disposed or arranged for the disposal of the hazardous substances released at the facility or site. Although many of the wastes handled by the Company are not subject to classification as hazardous substances under current law, any change in law that would cause such wastes to be reclassified as hazardous would make such wastes subject to more stringent and costly handling, disposal and clean-up requirements. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist, require the acquisition of a permit before drilling commences, or prohibit drilling activities in environmentally sensitive areas. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations and costs of the Company. In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company intends to apply SOP 96-1 starting in 1997. The Company believes adoption of SOP 96-1 will not have a material effect on its results of operations or financial position.

     While compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company, the Company believes that other independent energy companies in the oil and gas industry likely would be similarly affected. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

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

     EMPLOYEES

     At December 31, 1996, the Company had 14 full-time employees. The Company believes its relationship with its employees is satisfactory. The Company also employs technical consultants from time to time. The Company is not materially dependent on any of such consultants.

ITEM 2.  PROPERTIES


     PRODUCING ACREAGE AND WELLS

     The principal assets of the Company consist of interests in proved developed and undeveloped oil and gas leases in the United States. The Company's most significant oil and gas properties are located in the San Joaquin Basin of California (the Bakersfield Properties), various fields in South Texas, the Morganza Field in Louisiana, the Foshee and West Foshee Fields in Alabama, and in various fields in the Southeast New Mexico portion of the Permian Basin. These properties, in aggregate, accounted for 96% of the Company's oil and gas revenues in 1996. Substantially all of the interests in the oil and gas properties of the Company are subject to liens securing the Company's credit facility with ING Capital and subject to a second priority lien under the Company's Senior Secured Notes and an indenture agreement.

     The Company did not participate in drilling on any exploratory prospects in 1996. The Company has acquired interests in certain exploratory acreage in South Texas, Louisiana and West Texas, but has not yet commenced in the exploratory drilling thereof.

     Workover and development activity in 1996 included significant development work on the San Joaquin Basin properties, remedial work on the Company's interests in the Foshee Field in Alabama and in the Permian Basin and the drilling of two successful development wells in South Texas. A total of 30 successful development wells were drilled on the Bakersfield Properties during 1996. It is anticipated that 38 additional wells will be drilled in 1997, with a total of 176 new wells planned to exploit the proven undeveloped reserves on the properties over the next several years. It is also anticipated that a waterflood project, which was initiated in 1996 on the Ellis lease, will be expanded in 1997. The Company's total future cost to develop the proven reserves on the properties is currently estimated at $59.3 million at December 31, 1996.

     It is also anticipated that workover and development activity will continue on the South Texas and Permian Basin properties during 1997, as the Company plans to continue to exploit the potential for additional reserves on the Company's properties in these areas. Anticipated 1997 development activities include continued secondary recovery development of certain properties in Lea County, New Mexico, and the continued development of the Company's South Texas Properties.

     The following table summarizes the Company's producing and shut-in wells, producing acreage and undeveloped acreage as of December 31, 1996:

   Gross           Net             Producing         Undeveloped
 Wells (1)      Wells (2)           Acreage            Acreage
 ---------    -------------     --------------     --------------
 Oil   Gas     Oil     Gas       Gross    Net       Gross     Net
 ---   ---    -----   -----     -------  -----     -------  -------

 304    78    154.6   18.46     27,356   6,345     117,177  14,435

--------------

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

    DRILLING ACTIVITIES

    The following table shows the gross and net number of exploratory and development wells drilled in the years indicated and the Company's interests therein:

                           1996            1995            1994
                        ----------      ----------      ----------
                     Gross  Net      Gross  Net      Gross  Net
                     -----  ---      -----  ---      -----  ---
Exploratory-
  Oil . . . . . .      -     -         -     -         -     -
  Gas . . . . . .      -     -         -     -         -     -
  Dry . . . . . .      -     -         -     -         -     -

Development-
  Oil . . . . . .     30   22.50      44   33.00      27   10.50
  Gas . . . . . .      2     .45       1     .28       2     .60
  Dry . . . . . .      -     -         -     -         -     -

Total-
  Producing . . .     32   22.95      45   33.28      29   11.10
  Dry . . . . . .      -     -         -     -         -     -
                      --   -----      --   -----      --    ----

                      32   22.95      45   33.28      29   11.10
                      ==   =====      ==   =====      ==   =====


     PRODUCTION, REVENUES AND LIFTING COSTS

     The following table shows, for the years indicated, the net production, measured in barrels of oil and thousands of cubic feet of gas (rounded to the nearest thousand), attributable to the Company's oil and gas interests, the revenues derived by the Company from the sale of such production, the weighted average selling price per unit and the weighted average cost to the Company per unit produced (dollar amounts in thousands except per unit data):


                                                         1996         1995        1994
                                                      -----------  ----------  ----------
Production:
  Crude oil and condensate (Bbls)                         523,000     463,000     312,000
  Plant NGLs (Bbls)                                       232,000     207,000      94,000
  Natural gas (Mcf)                                     5,795,000   5,137,000   3,326,000

Revenues:
  Crude oil and condensate                            $     9,777  $    7,625  $    4,925
  Gas plant operating and marketing revenue/(1)/            6,635       6,362       1,990
  Natural gas                                              11,939       8,405       6,045
                                                      -----------  ----------  ----------
    Total oil and gas operating revenues              $    28,351  $   22,392  $   12,960
                                                      -----------  ----------  ----------

Costs:
  Production expenses                                 $     5,134  $    5,263  $    3,610
  Gas plant operating and marketing expenses                4,017       3,704         832
                                                      -----------  ----------  ----------
    Total oil and gas operating costs                 $     9,151  $    8,967  $    4,442
                                                      -----------  ----------  ----------

Weighted average selling price:/(2)/
  Crude oil and condensate (per Bbl)                  $     18.71  $    16.49  $    15.79
  Plant NGLs (per Bbl)                                $     19.39  $    16.06       13.95
  Natural gas (per Mcf)                               $      2.06        1.64  $     1.82

Production costs per BOE/(3)/                         $      3.45  $     3.99  $     4.13


/(1)/ Revenues relating to the gas plant include sale of plant NGLs, resale of purchased third party gas, processing fees and other.

/(2)/ All average price data reflect the effects of the Company's fixed-price sales and hedging contracts.

/(3)/ Production costs per BOE relate to oil and gas exclusive of NGLs, and include production and ad valorem taxes where applicable.


          RESERVES

          The Company's net proved reserves, net proved developed reserves and the standardized measure of discounted future net cash flows from such proved reserve quantities are shown in Note 12 of "Notes to Consolidated Financial Statements" contained in Item 8. herein. The majority of the Company's oil and gas interests is held through mineral leases which are kept open by current production and will continue to remain open so long as there is production of oil and gas in commercial quantities from such interests.

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


                                      1996         1995
                                      ----         ----
         Quarter Ended            High    Low   High   Low
         -------------            -----  -----  -----  ---

      March 31 . . . . .          $5.38  $2.31  $4.38  $2.88
      June 30. . . . . .          $5.13  $4.06  $4.38  $2.75
      September 30 . . .          $6.25  $4.17  $3.50  $2.50
      December 31. . . .          $6.11  $4.38  $3.38  $1.88


          On March 24, 1997, the closing bid price for the common stock as reported by NASDAQ was $6.19 per share. The Company had approximately 1,680 stockholders of record at that date.

          The Company has never paid dividends on its common stock. Pursuant to the terms of the Company's Senior Secured Notes and its credit facility, it is currently restricted from the payment of cash dividends on its common stock. Additionally, pursuant to the terms of the Company's preferred stock, the Company is restricted from the payment of cash dividends on its common stock unless the Company is current in its payment of dividends on such preferred stock.

          None of the Company's warrants or preferred stock is or will be traded in any public trading market.

          RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

          On January 31, 1996, 5,000 shares of common stock were issued to Vinod Dar and 5,000 shares of common stock were issued to Kevin O'Keefe in exchange for an option held by such persons (as successors to Jefferson Gas Systems, Inc.) to purchase 150,000 shares of common stock.

          On February 5, 1996, a warrant to purchase 99,750 shares of common stock at an exercise price of $3.85 per share was issued to Erland & Co. in exchange for financial consulting services.

          In May 1996, 25,000 shares of common stock were issued to First Union National Bank of North Carolina ("First Union") in exchange for the cancellation of a warrant to purchase 100,000 shares of common stock at an exercise price of $4.75 per share held by First Union.

          In May 1996, 30,000 shares of common stock were issued to Internationale Nederlanden (U.S.) Capital Corporation ("INCC") in exchange for the cancellation of a warrant to purchase 76,000 shares of common stock at an exercise price of $5.50 per share and a warrant to purchase 50,000 shares of common stock at an exercise price of $4.75 per share held by INCC.

          On October 1, 1996, 857,142 shares of common stock were issued to Bakersfield Energy Partners, L.P. ("BEP") upon the conversion by BEP of 30,000 shares of Series E Preferred Stock held by BEP.

          On October 30, 1996, 71,248 shares of common stock were issued to E.V. Fund II, Ltd. upon conversion of such Fund of 5,000 shares of Series A Preferred Stock.

          On October 31, 1996, 12,000 shares of common stock were issued to David Hamilton upon cancellation of a warrant to purchase 30,000 shares of common stock at an exercise price of $4.00 per share held by Mr. Hamilton.

          All of the above transactions were conducted as private offerings and therefore qualify for the exemption provided by Section 4(2) under the Securities Act of 1933. In addition, the above transactions involving the conversion of shares of Series E Preferred Stock and Series A Preferred Stock qualify for the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Item 8. of this report:


                                       Year Ended December 31,
                      --------------------------------------------------------
                           (Amounts in thousands except per share data)


                          1996        1995     1994/(2)/    1993    1992/(1)/
                         -------      ------  ----------   ------  ----------
Revenues . . . . . ....  $31,622      $22,595   $13,213   $ 6,725   $ 6,666

Net loss . . . . . ....  $(1,798)     $(4,618)  $  (939)  $(1,041)  $(1,414)

Net loss applicable
to common
stockholders . . . ....  $(2,259)     $(7,765)  $(1,890)  $(1,287)  $(1,446)

Net loss per
common share...........  $  (.20)     $  (.98)  $  (.29)  $  (.23)     (.41)

Weighted average
number of common
shares outstanding ....   11,150        7,904     6,447     5,492     3,512


                           1996        1995       1994      1993     1992
                         ---------    -------   --------   -------  -------

Working capital........  $   (61)     $ 1,325   $(7,943)  $ 1,551   $   381

Total assets . . . ....  $94,627      $94,231   $68,573   $17,937   $12,580

Long-term debt . . ....  $54,100      $68,709   $31,889   $ 8,067   $ 4,712

Stockholders'
 equity. . . . . . ....  $29,793      $10,214   $15,353   $ 7,536   $ 4,645


/(1)/Operating data for 1992 includes the results of operations of the Company's investment in Consolidated HCO Energy Ltd. ("HCO"). The Company's interest in HCO was reduced in late 1992 resulting in a deconsolidation of HCO's accounts at December 31, 1992. The Company disposed of its remaining interest in HCO in January 1993.

/(2)/Includes six months results of operations from the Bakersfield Properties which were acquired on June 30, 1994.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (All dollar amounts referenced in this Item 7. have been rounded to the nearest thousand.)


         RESULTS OF OPERATIONS FOR THREE YEARS ENDED DECEMBER 31, 1996

COMPARISON OF 1996 TO 1995 -

     REVENUES - The Company's total revenues increased $9,027,000 (40%) from $22,595,000 in 1995 to $31,622,000 in 1996.

     Oil and gas revenues increased $5,686,000 (35%) from $16,030,000 in 1995 to $21,716,000 in 1996. Oil revenues increased $2,152,000 (28%) from $7,625,000 in
1995 to $9,777,000 in 1996 due to higher levels of oil production and higher average unit prices. Oil production increased 60,000 barrels (13%) from 463,000 barrels in 1995 to 523,000 barrels in 1996. The increased production was a result of the continued drilling and development of the Bakersfield Properties during 1996. Oil production from the Company's Permian and other properties decreased slightly (4%) in the aggregate during 1996 as a result of normal production declines. The average unit price received for oil was $20.12 per barrel in 1996 as compared to $16.49 per barrel in 1995. Inclusive of hedging charges, the Company's average price realized for oil was $18.71 in 1996.

     Gas revenues increased $3,534,000 (42%) from $8,405,000 in 1995 to
$11,939,000 in 1996 also due to higher levels of production and higher average unit prices. Gas production increased 658,000 Mcf (13%) from 5,137,000 Mcf in 1995 to 5,795,000 Mcf in 1996 primarily due to the continued drilling and development of the Bakersfield Properties. Gas production from the Company's South Texas and other properties remained flat in the aggregate during 1996 as compared to 1995. Average unit prices realized for gas were $2.06 per Mcf in 1996 as compared to $1.64 per Mcf in 1995.

     During 1996, revenues of $6,635,000 were realized from the Company's natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $4,508,000 from the sale of processed NGLs (232,000 barrels at an average composite sale price of $19.39 per barrel), $1,990,000 from the resale of natural gas purchased from third parties, and $137,000 in processing fees. During 1995, the Company realized revenues of $6,362,000 from gas plant and gas marketing activities, which consisted of $3,321,000 from the sale of NGLs (207,000 barrels at an average composite sale price of $16.06 per barrel), $2,320,000 in the resale of natural gas purchased from third parties, and an aggregate of $721,000 from gas processing and other gas marketing-related activities.

     In 1996 the Company realized other income of $3,147,000, which was primarily the net gain of $2,948,000 from the sale and disposition of certain of its Permian Basin and other minor oil and gas assets. Other income was $39,000 in 1995. Interest income was $124,000 and $164,000 for 1996 and 1995, respectively.

     COSTS AND EXPENSES - Total costs and expenses increased $5,960,000 (24%) from $25,325,000 in 1995 to $31,285,000 in the current period.

     Oil and gas production costs decreased slightly in the aggregate ($129,000 or 2%) from $5,263,000 in 1995 to $5,134,000 in 1996 although total oil and gas production increased during the same period. This was primarily due to the continuing development of the Bakersfield Properties and resulting operating efficiencies in that area. The Company's total aggregate production cost per BOE declined from $3.99 per BOE in 1995 to $3.45 per BOE in 1996.

     The Company incurred costs of $4,017,000 during 1996 resulting from its natural gas processing plant and gas marketing activities. Gas plant costs consisted of $2,072,000 from the purchase of natural gas for processing and resale and $1,945,000 of fixed and variable direct operating expenses. During 1995, the Company incurred costs of $3,704,000 in gas plant and gas marketing activities which consisted of $1,998,000 from the purchase of natural gas for processing and resale and $1,706,000 of direct plant operating expenses. Engineering and geological costs were $368,000 and $311,000 during 1996 and 1995, respectively.

     Total depletion, depreciation and amortization expense ("DD&A") increased $2,200,000 (37%) from $5,973,000 in 1995 to $8,173,000 in 1996. This was the result of a significant increase in lease equipment and drilling costs incurred in the continued development of the Bakersfield Properties, and increasing production volume. The DD&A rate per BOE for oil and gas reserves on a Company-wide basis was $5.23 in 1996 as compared to $3.60 per BOE in 1995, excluding the effects of SFAS 121.

     General and administrative expenses were $3,160,000 and $2,744,000 for 1996 and 1995, respectively, representing an increase of $416,000 (15%) in the current year. The increase was a result of the Company's continued growth and expansion.

     Interest expense increased $3,220,000, from $6,846,000 in 1995 to $10,066,000 in 1996. This was due primarily to the refinancing of the Company's bank debt and Series D Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes (the "Notes") in July 1995. Most of the principal balance resulting from this higher-cost debt refinancing was outstanding for all of 1996 (exclusive of a portion of the Notes redeemed during the third quarter) as compared to five months during 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from this refinancing.

     EXTRAORDINARY ITEM AND ACCRETION -   The Company incurred an extraordinary
charge of $2,135,000 in 1996 resulting from the early redemption of a portion of the Notes. The charge consisted of a $1,127,000 (10%) premium pursuant to the terms of the redemption, $295,000 in acceleration of accretion relating to the redeemed portion of the Notes, and the write-off of $713,000 in deferred financing charges and miscellaneous expenses. In 1995 the Company incurred an extraordinary charge of $1,888,000 in connection with the refinancing of its long-term debt which resulted in the write-off of deferred financing costs related to its bank debt and Series D Preferred Stock which were repaid at the time. The Company also incurred non-cash accretion charges of $2,147,000 on its Series D Preferred Stock during 1995.

     PREFERRED STOCK DIVIDENDS - Dividends on preferred stock were $461,000 in 1996, as compared to $1,000,000 in 1995. Dividends in 1996 consisted of cash, while 1995 dividends were comprised of $464,000 in cash, $476,000 in shares of Series D Preferred Stock and $60,000 in shares of common stock of the Company. The Series D Preferred Stock was retired during 1995 which accounted for the comparatively lower dividends in 1996.

     NET LOSS - The Company had net operating income in 1996 of $337,000 before extraordinary loss on early retirement of debt and dividends. Net loss attributable to common stockholders after extraordinary loss and preferred dividends was $2,259,000 ($.20 per share). For 1995, the Company had a net operating loss of $2,730,000 and net loss attributable to common stockholders of $7,765,000 ($0.98 per share) after loss on early extinguishment of debt, preferred dividends and accretion.


COMPARISON OF 1995 TO 1994 -

     ACQUISITION OF BAKERSFIELD PROPERTIES - Included in results of operations for 1995 are a full year's results of operations from the Bakersfield Properties, as compared to six months' results of operations during 1994. The Bakersfield Properties were acquired on June 30, 1994.

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

     During 1995, revenues of $6,362,000 were realized from the Company's share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These revenues consisted of $2,320,000 in the resale of natural gas purchased from third parties, $3,321,000 in the sale of processed natural gas liquids, $111,000 in gas processing fees and $610,000 from the monetization of certain index-based gas contracts. In 1994, the Company realized gas plant revenues of $1,978,000 (six months), which consisted of $718,000 in the resale of purchased natural gas, $1,199,000 from the sale of processed natural gas liquids and $61,000 in gas processing fees.

     The Company realized interest and other income of $164,000 and $39,000, respectively, in 1995. This compares to interest and other income of $16,000 and $237,000, respectively, in 1994. The increase in 1995's interest income was due to significantly larger cash balances resulting from the Note Offering in July 1995. Other income in 1994 was primarily a gain on sale of miscellaneous oil and gas properties.

     COSTS AND EXPENSES - The Company's total costs and expenses increased $11,295,000 (81%) from $14,030,000 in 1994 to $25,325,000 in 1995.

     Production costs increased $1,653,000 (46%) from $3,610,000 in 1994 to $5,263,000 in 1995. This was primarily due to the acquisition of the Bakersfield Properties, which accounted for $3,050,000 of production costs incurred in 1995 as compared to $1,373,000 in 1994 (six months). Production costs on the Company's other properties decreased $33,000 in the aggregate during 1995. Average production costs decreased to $3.99 per BOE in 1995 as compared to $4.13 per BOE in 1994.

     During 1995, the Company incurred costs of $3,704,000 resulting from its share of the operations of the natural gas processing plant acquired with the Bakersfield Properties. These costs included $1,998,000 for the purchase of natural gas for processing and resale and $1,706,000 of direct operating expenses. During 1994, the Company incurred gas plant costs of $1,708,000 (six months) consisting of $876,000 of natural gas purchased for resale and $832,000 of direct operating expenses. Engineering and geological costs were $311,000 and $329,000 for 1995 and 1994, respectively.

     The Company adopted in 1995 SFAS 121 which resulted in a non-cash impairment charge of $876,000 which was included in DD&A expense. Excluding the impairment charge, the Company's DD&A increased $1,200,000 (31%) from $3,897,000 in 1994 to $5,097,000 in 1995. This was a result of the substantial increase in acquisition and development costs related to the acquisition of the Bakersfield

Properties. The DD&A rate, excluding the effects of SFAS 121, was $3.60 per BOE in 1995 as compared to $4.26 during 1994 as a result of an increase in oil and gas reserves attributable to the Bakersfield Properties during 1995. Further affecting the increase in overall DD&A expense in 1995 was $314,000 in depreciation expense relating to the natural gas processing plant acquired with the Bakersfield Properties as compared to $145,000 in 1994 (six months).

     General and administrative expenses increased $730,000 (36%) from $2,014,000 in 1994 to $2,744,000 in 1995. Increases in G&A were a result of the Company's increased development and financing activities and general expansion.

     Interest expense increased $4,578,000 from $2,268,000 in 1994 to $6,846,000 in 1995. This was due to the increased bank debt resulting from the original financing of the Bakersfield Properties in June 1994 and subsequent refinancing of that bank debt and Redeemable Preferred Stock with $65,000,000 in 14-7/8% Senior Secured Notes in July 1995. Also increasing interest expense in 1995 was increased amortization of deferred financing costs resulting from these financings.

     Other expenses of $483,000 in 1995 were a result of the write-down of a long-term investment of $261,000, bad debt expense of $90,000 and a $132,000 loss on the disposition of miscellaneous oil and gas properties. In 1994, the Company recorded a charge of $203,000 from a write-off of a portion of its interests in the South Texas Properties, a portion of which was conveyed to a third party pursuant to the terms of the dissolution of a limited partnership.

     EXTRAORDINARY ITEM - In connection with the refinancing of its long-term debt, the Company incurred in 1995 an extraordinary charge of $1,888,000 resulting from the early extinguishment of debt. This was primarily the write-off of deferred financing costs associated with the Company's bank debt and Redeemable Preferred Stock which were repaid in July 1995. During 1994, the Company incurred an extraordinary non-operating charge of $122,000 resulting from the early extinguishment of debt in the refinancing of its South Texas Properties.

     ACCRETION - During 1995, the Company incurred a non-cash accretion charge of $2,147,000 on its Series D Preferred Stock. This accretion charge was primarily the result of the early redemption of the Series D Preferred Stock in connection with the refinancing of the Company's long-term debt in July 1995.

     PREFERRED DIVIDENDS - Dividends on preferred stock were $1,000,000 for 1995 as compared to $795,000 in 1994. Increased dividends in 1995 were a result of the Series D and Series E Preferred Stocks being outstanding for a longer portion of the year as compared to 1994, and an increase in the Series E coupon rate from 4% to 9% effective July 1995. Dividends in 1995 consisted of $464,000 in cash, $476,000 in shares of Series D Preferred Stock and $60,000 in common stock of the Company. Dividends for 1994 consisted of $280,000 in cash, $455,000 in shares of Series D Preferred Stock and $60,000 in common stock of the Company.

     NET LOSS - The Company's net operating loss for 1995 was $2,730,000 ($0.35 per share), while net loss attributable to common stockholders after extraordinary item, preferred dividends and accretion was $7,765,000 ($0.98 per share). In 1994, the Company had a net operating loss of $816,000 ($0.10 per share) and net loss to common shareholders of $1,890,000 ($0.29 per share) after extraordinary item, preferred dividends and accretion.


LIQUIDITY AND CAPITAL RESOURCES

     SUMMARY - The Company's sources of working capital have primarily been cash flows from operations and a combination of debt and equity financings as needs for capital have arisen. In 1996, the Company generated net cash from operations of $6,083,000 as compared to $5,016,000 in 1995. The Company realized net proceeds of $4,711,000 from financing activities during the current year as compared to net proceeds from financing activities of $15,541,000 in 1995. The Company utilized a total of $21,405,000 in investing activities in the current year, which consisted mainly of developmental drilling activities, as compared to $9,251,000 in 1995.

     WORKING CAPITAL - The Company had a working capital deficit of $61,000 with a current ratio of 1:1 at December 31, 1996 as compared to net working capital of $1,325,000 and a current ratio of 1.1:1 at December 31, 1995. Included in current liabilities at December 31, 1996, was $3.7 million in accrued interest relating to the Company's 14-7/8% Senior Secured Notes which was subsequently paid in January 1997.


     OPERATING ACTIVITIES -

     CASH FLOWS - Discretionary cash flow is a measure of performance which is useful for evaluating exploration and production companies. It is derived by adjusting net income or loss to eliminate the non-cash effects of exploration expenses, depletion, depreciation, amortization and non-recurring charges, if applicable. The effects of non-cash working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt service and dividend payments.

     During the current year, the Company generated discretionary cash flow of $7,213,000 (before changes in other working capital of $1,130,000). This compares to $4,746,000 (before changes in other working capital of $269,000) in 1995. The improvement in the current year, in spite of significantly increased debt service, was primarily due to (i) increased oil and gas production resulting from the continued drilling and development of the Bakersfield Properties and (ii) increased prices realized for oil and gas sales. The Company's 1996 drilling activity included 28 new wells on the Ellis lease and 2 wells on the Tisdale lease, and the Company had a total of 160 producing wells in this area at December 31, 1996, as compared to 132 producing wells at December 31, 1995. As a consequence of these drilling activities, the Company's production from the Bakersfield Properties (including NGLs) averaged 1,648 barrels of oil per day ("BPD") and 10,349 thousand cubic feet per day ("Mcfd") for 1996, showing increases of 18% and 17%, respectively, over the prior year's average rates of 1,400 BPD and 8,813 Mcfd. These increases in yearly production rates were in spite of the impact of normal production rate declines on older wells and the conversion of eight producing wells to water injection wells for the Ellis waterflood project.

     With respect to pricing, the Company-wide average prices realized for oil and gas sales were $18.71 per barrel for oil, $19.39 per barrel for NGLs and $2.12 per Mcf for natural gas. This compares to $16.49, $16.06 and $1.64, respectively, for 1995. Average prices as stated include the effects of the Company's fixed price sales and hedging contracts.

     The Company is currently drilling additional wells on the Bakersfield Properties with plans to drill 30 additional wells on the Ellis lease, 6 new Truman lease wells and 2 Tisdale lease wells in 1997. (See DEVELOPMENTAL DRILLING ACTIVITIES which follows.) Production in the first half of 1997 may continue to be negatively impacted by production losses resulting from the conversion of additional producing wells to injector wells on the Ellis lease waterflood project. However, the Company expects increases in operating cash flows in the second half of 1997 as a result of its continued drilling on the Ellis and Truman leases and anticipated response from the waterflood project that was initiated during the latter part of 1996.

     The Company will also be impacted by the loss of production from the sale of certain of its Permian Basin properties effective December 31, 1996. These properties produced an estimated average of 173 BOE per day in the aggregate during fourth quarter 1996.


     RESULTS OF HEDGING ACTIVITIES - In order to help mitigate the potential effects of declines in oil and gas prices, the Company often enters into fixed-price sales and hedging contracts covering significant portions of the Company's current and estimated future production. The Company believes that its hedging strategy has helped manage its growth by providing more predictable cash flows with which to finance its acquisitions and development drilling activities. The Company's hedging activities during the three years ended December 31, 1996 have not had a material effect on the Company's liquidity or results of operations. (See Note 5. of "Notes to Consolidated Financial Statements" included herein.)

     EFFECTS OF INFLATION AND CHANGES IN PRICE - The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases, there could be a corresponding increase in the cost to the Company for drilling and related services, as well as an increase in revenues. Inflation has had a minimal effect on the Company.

FINANCING ACTIVITIES -

     SUMMARY - The Company realized net proceeds of $4.7 million from financing activities during 1996. Sources of financing proceeds consisted of $21.9 million of net proceeds from a public sale of common stock and $6.4 million in long-term bank debt. Uses of financing proceeds consisted of $12.4 million for the redemption of a portion of the Company's 14-7/8% Senior Secured Notes, $10 million for the repayment of long-term bank debt, $461,000 for the payment of preferred dividends, and $928,000 in the repayment of other debt and miscellaneous activities. See descriptions of the Company's EQUITY OFFERING, CREDIT AGREEMENT and 14-7/8% SENIOR SECURED NOTES which follow.

     EQUITY OFFERING - During the third quarter of 1996, the Company completed a public offering of 6,700,000 shares of Common Stock at $4.50 per share. The Company sold 5,359,059 new primary shares in the offering, and certain of the Company's existing stockholders sold 1,340,941 shares. The Company realized net proceeds of approximately $21.9 million from the Equity Offering after underwriters' discount and offering expenses.

     The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million to redeem a portion of its 14-7/8% Senior Secured Notes. The remaining net proceeds to the Company, along with availability under the Credit Agreement, were used to initiate its 3-D seismic, CAEX and exploration activities.

     CREDIT AGREEMENT - Availability under the Company's Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at December 31, 1996, and there was $2 million outstanding under the Credit Agreement at that date. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING Capital), at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus .5% at the Company's option.

     The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at December 31, 1996. (See Footnote 3. of "Notes to Consolidated Financial Statements" included in Part IV, Item 14. herein for further description of the Credit Agreement.)

     14-7/8% SENIOR SECURED NOTES - The Company's 14-7/8% Senior Secured Notes (the "Notes") bear interest at the rate of 14-7/8% per annum and is payable semi-annually on January 15 and July 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

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

     Pursuant to the terms of the Notes, and as a result of the Company's Equity Offering in July 1996, the Company redeemed $11.3 million of the Notes during the third quarter of 1996, for an aggregate redemption price of $12.4 million. There were $53.7 million of Notes (face value) outstanding at December 31, 1996. The Company anticipates that it will save approximately $1.7 million in future annualized interest costs as a result of the partial redemption of Notes. (See
Note 4. of "Notes to Consolidated Financial Statements" included in Part IV,
Item 14. herein for further description of the Notes.)

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

     DEVELOPMENTAL DRILLING ACTIVITIES - The Company incurred a total of approximately $14.5 million in drilling, development and related expenditures during 1996, the majority of which were related to the continued development of the Bakersfield Properties. Based on current engineering estimates, the Company anticipates that as of December 31, 1996, total additional drilling necessary to completely develop the proven reserves of Bakersfield Properties over future years will result in approximately 176 new wells at an estimated capital cost of $59 million (based on current drilling costs). Approximately $14 million is planned to be spent during the remainder of 1997, and $45 million thereafter. These future development costs for the Bakersfield Properties also include additional costs for full development of a waterflood project in the Diatomite Formation on the Ellis Lease. During July, 1996 water injection was initiated in the waterflood pilot project area with completion of the installation of the entire project anticipated by January 1, 1999. These estimates may vary as the Company further evaluates the results of drilling activities and results of future operations.

     The Company is also involved in a small waterflood project on its Permian Basin properties and has approximately $2.1 million in capital expenditures planned in this area during the next two years.

     EXPLORATION ACTIVITIES - The Company incurred approximately $2.5 million on exploratory-related expenditures during 1996. The Company has entered into an agreement with a 3-D seismic interpretation company to jointly explore the Hostetter Field in South Texas; the Terrebonne Parish area of South Louisiana; and an area in Reeves County, Texas. The Company has working interests of 22.7%, 7.5% and 12.5% in these projects, respectively. The projects' area of mutual interest covers approximately 217,000 acres and entails shooting 3-D seismic data over approximately 339 square miles. The Company and its 3-D seismic partner have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects. Initial evaluation of these projects has identified 56 prospects for future drilling.

     The Company expects to commence drilling two wells in the Hostetter Field in early second quarter 1997 and commence one well each in Reeves County and Terrebonne Parish by late second quarter. The Company currently expects to commit approximately $5 million to $8 million to drilling on these 3-D exploratory prospects during 1997. The amount of any future capital commitments will depend upon the success of initial drilling activities.

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

     The Company also expects that its improved liquidity as a result of the July 1996 Equity Offering, availability under its Credit Agreement and improved cash flow as a result of interest savings due to the redemption of a portion of the Notes will enable it to fund its 3-D seismic and exploration activities for the next eighteen months. Further exploration and resulting development drilling of these projects will depend largely on the measure of success of these initial activities.

     In the event operating cash flows and available liquidity are not sufficient to fund debt and development and exploration costs, or results from developmental drilling and exploration are not as successful as anticipated, then the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in these activities.

STRATEGIC ALTERNATIVES

     In March 1997 the Company announced that it had engaged a group of investment bankers to pursue a possible sale of the Company in order to maximize shareholder returns. There can be no assurances that this process will, in fact, result in the sale of the Company. In the event the Company is sold, there can be no assurances as to the amount or form of consideration that the Company's shareholders would receive in such a transaction. The Company intends to continue conducting its business as described in the above CAPITAL EXPENDITURES AND INVESTMENT ACTIVITIES section, without regard to any potential outcome of a proposed sale.

               UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

     Certain of the statements set forth above under "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES AND INVESTMENT ACTIVITIES" AND "STRATEGIC ALTERNATIVES", such as the statements regarding estimated production amounts, available cash and expected cash flows from operating activities for 1997 and 1998, estimated development costs and number of anticipated wells to be drilled in 1997 and thereafter, the planned 3-D seismic program and the potential sale of the Company are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

      As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in 1997 and beyond are based upon product prices and costs as of December 31, 1996 (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1997 and beyond. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described under "Risk Factors" in the Company's Prospectus dated July 25, 1996, filed with the Securities and Exchange Commission, relating to the July 1996 Equity Offering. Because of the foregoing matters, the Company's actual results for 1997 and beyond and strategic alternatives could differ materially from those expressed in the above-described forward-looking statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item begins at Page F-1, following Page 53 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements with the Company's independent public accountants with respect to accounting or financial statement disclosure matters.

                                 PART III
                                 --------


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


                                                    Present Position            Director
               Name                  Age            With the Company             Since
               ----                  ---            ----------------            --------
Mark G. Harrington.................   44  Chairman of the Board of Directors and  1987
                                          Chief Executive Officer
Francis H. Roth....................   59  President, Chief Operating Officer and  1989
                                          Director
Gary S. Peck.......................   44  Vice President - Finance &              N/A
                                          Administration, Chief Financial
                                          Officer and Corporate Secretary
Albert J. McMullin.................   40  Vice President - Land, Contracts and    N/A
                                          Acquisitions
Robert J. Cresci...................   53  Director                                1994
Vinod K. Dar*......................   46  Director                                  1992
David E. K. Frischkorn, Jr.*.......   45  Director                                  1992
Ambrose K. Monell..................   42  Director                                  1987
Herbert L. Oakes, Jr...............   50  Director                                  1992


----------------------
* Nominee for election at Annual Meeting

     Mr. Harrington has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1987. He also is President of Harrington and Company International Incorporated ("Harrington and Company"), an investment company which he founded in 1986. Harrington and Company is the general or managing partner of several limited partnerships which in the aggregate own approximately 5% of the outstanding Common Stock of the Company. In 1977, he joined Carl H. Pforzheimer and Co., an investment banking firm, where he became a partner in 1980 and remained as a partner until December 1985. During his eight years with Carl H. Pforzheimer and Co., he worked in the firm's research and corporate finance departments. In 1984, Mr. Harrington helped organize Chipco Energy Corporation, the holding company for the firm's oil and gas assets. He is a director of HCO Energy Ltd., a Calgary, Alberta based independent public listed oil company which Mr. Harrington also helped organize in 1987. Mr. Harrington holds a Bachelor of Business Administration degree and a Master of Business Administration degree, both in finance, from the University of Texas.

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

     Mr. Peck joined the Company as Vice President - Finance and Chief Financial Officer in October 1989 and became Secretary in November 1989. Prior to joining the Company, Mr. Peck acted as a financial consultant to the Company. Mr. Peck was Director of Finance for Herbert L. Farkas Company (a multi-location furniture and business equipment concern) from 1987 to 1989 and was Vice President - Finance and Chief Financial Officer of RAWA, Inc. (a franchising and car rental company) from 1982 to 1987. Prior to that, Mr. Peck had approximately seven years' experience in oil and gas accounting management with Minoco Southern Corporation and MCO Resources, Inc. He graduated from California State University at Long Beach in 1977 with a Bachelor of Science degree in accounting and finance.

     Mr. McMullin joined the Company as Vice President - Land, Contracts and Acquisitions in August 1992. Prior to joining the Company, Mr. McMullin was a gas supply manager for Mitchel Marketing Company since 1991 and for Delhi Gas Pipeline Corporation during 1990 and 1991. Mr. McMullin also worked as an Accounts Manager for United Gas Pipeline from 1987 to 1989. From 1980 to 1985, Mr. McMullin worked for Atlantic Richfield Company as a landman. He holds a Bachelor of Arts degree in petroleum land management from the University of Texas and earned a Masters in Business Administration from the University of St. Thomas.

     Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., Serv-Tech, Inc., EIS International, Inc., Sepracor, Inc., Vestro Natural Foods, Inc., Olympic Financial, Ltd., GeoWaste, Inc., Hitox, Inc., Natures Elements, Inc, Garnet Resources Corporation, Meris Laboratories, Inc., Film Roman, Inc., Educational Medical, Inc. and several private companies.

     Mr. Dar is currently a Managing Director of Hagler Bailly Consulting and a Director of Hagler Bailly, Inc., the parent company of Hagler Bailly Consulting, an international management consulting firm he helped found in 1980. Mr. Dar was President and Chairman of Jefferson Gas Systems, Inc. (a natural gas and electric power co-investment concern) from 1991 to 1995, and the Managing Director of Dar & Company (a consulting firm to energy companies and financial institutions) from 1990 to 1995. He was also the Chairman of Sunrise Energy Services, Inc. between 1992 and 1994. Since 1980, Mr. Dar has held a variety of executive positions in the natural gas industry and with management consulting firms. He has been the Senior Vice President of American Exploration Company, an oil and gas firm, and Executive Vice President and Director of Hadson Corporation, a diversified public company. He was the founder and Chief Executive Officer of four major Hadson subsidiaries, Hadson Gas Systems, Hadson New Mexico, Hadson Liquid Fuels and Hadson Electric. He has a Bachelor of Science degree in engineering and a Master's degree in management and finance from MIT, where he also received his doctoral training in economics. See "Transactions with Related Parties".

     Mr. Frischkorn, Jr. has been Managing Director in the Energy Corporate Finance Department of Jefferies & Company, Inc. since August 1996. Prior to this he was a Senior Vice President and Managing Director in the Energy Corporate Finance Department of Rauscher Pierce Refsnes, Inc., an investment banking firm from 1992 to 1996. From 1988 to 1992, he was President of Frischkorn & Co., a Houston, Texas-based merchant banking firm specializing in oil and gas corporate finance services. Preceding to that he served as Vice President, Energy Group of Kidder, Peabody & Company and Senior Vice President, Corporate Finance of Rotan Mosle, Inc. in Houston, Texas. He holds a Bachelor of Arts degree in economics and German from Tufts University and a Masters of Business Administration from Columbia.

     Mr. Monell has been Vice President and a director of Harrington and Company since 1986. He has been active in the oil and gas industry since

1976. He graduated from the University of Virginia in 1976 with a Bachelor of Science degree in foreign affairs.

     Mr. Oakes is Managing Director and a principal of Oakes, Fitzwilliams & Co. Limited, a member of the London Stock Exchange, and which he founded in 1987.
In 1973, he joined Dillon, Read & Co. Inc., an investment banking firm, in London. In 1982, he formed H. L. Oakes & Co. Limited specializing in arranging venture and development capital for U.S. and U.K. corporations. He is a director of The New World Power Corporation and a number of private corporations in the U.S. and the U.K.

     SECTION 16 REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on its review of copies of such reports received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1996 to December 31, 1996 all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation earned during the last three years by the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers (collectively, the "Named Executive Officers") based on salary and bonus earned in those years:


             SUMMARY COMPENSATION TABLE


                                                                                 Long-Term
                                                   Annual Compensation             Awards
                                              -------------------------------    ----------
                                                                                 Securities
                                                                                    and
                                                                Other Annual     Securities     All Other
         Name and                                                 Compen-        Underlying      Compen-
         Principal Position            Year   Salary    Bonus    sation(1)       Options(2)     sation(3)
         ------------------            ----  --------  -------  ------------     ----------     ---------
Mark G. Harrington...................  1996  $231,800  $80,908     $-0-            75,000          $3,989
  Chairman of the Board..............  1995   190,000   70,417      -0-            50,000           3,699
  and Chief Executive................  1994   190,000   62,500      -0-           148,750           3,699
  Officer

Francis H. Roth......................  1996   152,500   40,104      -0-            27,000           5,475
  President and Chief................  1995   125,000   70,208      -0-            18,000           5,113
  Operating Officer..................  1994   125,000   32,500      -0-            75,625           5,113

Gary S. Peck.........................  1996   122,000   31,333      -0-            24,000           2,490
  Vice President-Finance &...........  1995   100,000   39,167      -0-            16,000           2,305
  Administration, Chief..............  1994   100,000   17,500      -0-            42,500           2,305
  Financial Officer and
  Corporate Secretary

Albert J. McMullin...................  1996    85,400   14,808      -0-            15,000           1,908
  Vice President-Land,...............  1995    73,770    8,026      -0-            10,000             -0-
  Contracts & Acquisitions...........  1994    67,000    5,025      -0-            33,500             -0-

-----------------------------------
(1) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the Named Executive Officers.

(2) No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during any of the years presented.

(3) Such amounts were premiums paid by the Company for annual disability insurance for each such officer.

       STOCK OPTION GRANTS DURING 1996

     The following table provides details regarding stock options granted to the Named Executive Officers in 1996. The Company does not have any outstanding SARs.


                OPTION GRANTS IN 1996


                         Number of         % of Total
                        Securities          Options
                        Underlying         Granted to
                      Options Granted      Employees    Exercise or Base
          Name           (#)(1)             in 1996     Price ($/Sh)(2)        Expiration Date
--------------------  ----------------     ----------   ----------------      ------------------

Mark G. Harrington..           75,000        37.9%           $5.16            September 25, 2001

Francis H. Roth.....           27,000        13.6%           $4.69            September 25, 2001

Gary S. Peck........           24,000        12.1%           $4.69            September 25, 2001

Albert J. McMullin..           15,000         7.6%           $4.69            September 25, 2001

----------------------------------
(1) Fifty percent of the options become exercisable on September 25, 1997 (the first anniversary of the date of grant), and the remaining fifty percent become exercisable on September 25, 1998. If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise of an option the optionee will be entitled to purchase, in lieu of the number and class of shares of Common Stock then covered by such option, the number and class of shares of stock and securities to which the optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the optionee had been the holder of record of the number of shares of Common Stock then covered by such option. If there is a Corporate Change, as defined in the 1994 Stock Option Plan, then the Stock Option and Compensation Committee, acting in its sole discretion, has the following alternatives, which may vary among individual optionees:
     (1) accelerate the time at which options then outstanding may be exercised,
     (2) require the surrender to the Company by selected optionees of some or all of the outstanding options held by such optionees, in which event the Committee will thereupon cancel such options and pay to each optionee a certain amount of cash or (3) make such adjustments to the options then outstanding as the Committee deems appropriate to reflect such Corporate Change. Any adjustment provided for pursuant to this paragraph will be subject to any required stockholder action.

(2) The exercise price per share with respect to the stock options granted to Messrs. Roth, Peck and McMullin in 1996 is equal to the closing bid price of the Common Stock on the date of grant thereof, as quoted by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). Pursuant to the terms of the 1994 Stock Option Plan, because Mr. Harrington was deemed to own more than 10% of the Common Stock, the exercise price per share of all options granted to him in 1996 was 110% of the closing bid price of the Common Stock on the date of grant thereof, as quoted by NASDAQ.

           1996 OPTION EXERCISES AND OUTSTANDING STOCK OPTION VALUES

                            AS OF DECEMBER 31, 1996

     The following table shows the number of shares acquired by the Named Executive Officers upon their exercise of stock options during 1996, the value realized by such Named Executive Officers upon such exercises, the number of shares of Common Stock covered by both exercisable and non-exercisable stock options as of December 31, 1996 and their respective values at such date.


                    AGGREGATED OPTION EXERCISES IN 1996 AND
           AGGREGATED OPTIONS AND OPTION VALUES AT DECEMBER 31, 1996



                                                Number of Securities Underlying             Value of Unexercised
                                                     Unexercised Options at                In-the-Money Options at
                        Shares                         December 31, 1996(#)                 December 31, 1996($)(1)
                      Acquired on   Value       -----------------------------------  --------------------------------------
        Name          Exercise(#)  Realized($)   Exercisable      Unexercisable           Exercisable        Unexercisable
--------------------  -----------  -----------  -------------  --------------------  -----------------------  -------------

Mark G. Harrington...     30,000    $ 80,250      262,000         100,000                $289,662               $49,688

Francis H. Roth......     30,000      80,250      111,500          36,000                 154,314                25,313

Gary S. Peck.........     55,000     147,125       69,500          32,000                  96,688                22,500

Albert J. McMullin...        -0-      N/A          35,000          20,000                  51,876                14,063

---------------
(1) On December 31, 1996, the closing bid price of the Common Stock as quoted by NASDAQ was $4.875 per share. Value is calculated on the basis of the differences between the option prices and $4.875, multiplied by the number of shares of Common Stock granted at the respective option prices. The option price for shares acquired by Messrs. Harrington, Roth and Peck during 1996 was $2.20 per share. The option prices for exercisable and unexercisable options granted to Messrs. Harrington, Roth, Peck and McMullin covering 287,000, 147,500, 101,500 and 55,000 shares, respectively, range from a low of $2.625 per share to a high of $4.6875 per share. The option price for the remaining unexercisable options is higher than $4.6875 and therefore no value is ascribed to such options in the above table.

     RESTRICTED SHARE VALUES AS OF DECEMBER 31, 1996

     The following table shows the number of restricted shares of Common Stock held by the Named Executive Officers and their values at December 31, 1996:


                          RESTRICTED STOCK SHARES AND
                 RESTRICTED STOCK VALUES AT DECEMBER 31, 1996

                                   Restricted    Restricted
                                     Shares     Share Value
                    Name               (#)          ($)
             ------------------    -----------  ------------

             Mark G. Harrington..      23,750      $115,781

             Francis H. Roth.....      15,625        76,172

             Gary S. Peck........      12,500        60,938

             Albert J. McMullin..       8,500        41,438


---------------------
(1) The Restricted Shares were originally prohibited from being sold, tendered, assigned, transferred, pledged or otherwise encumbered prior to the earliest of April 28, 1997 (lapse date), the date of a grantee's death or disability, or the date of a "Change of Control" of the Company, as defined in the Restricted Stock Agreement. The Restricted Stock Agreement was subsequently amended to designate January 15, 1997, as the lapse date, at which time the Restricted Shares became unrestricted.

(2) The value of Restricted Shares at December 31, 1996 is calculated by multiplying the number of Restricted Shares by the December 31, 1996 closing bid price of the Common Stock as quoted by NASDAQ, which was $4.875 per share.


     COMPENSATION OF DIRECTORS

     During 1996, nonemployee members of the Board of Directors received annual compensation of $10,000 plus $1,000 for each meeting of the Board of Directors attended in person ($250 per telephonic meeting) and reimbursement for their reasonable expenses incurred in connection with their duties and functions as directors. Directors of the Company who are also employees do not receive any compensation for their services as directors.

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

     Upon the second anniversary of his election to the Board of Directors (July 6, 1996), Mr. Cresci was automatically granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to $5.91 per share,

110% of the fair market value of the Common Stock on such date. Upon completion of their fourth full year of service after the effective date of the Directors' Option Plan (October 14, 1996), Messrs. Dar, Frischkorn and Monell were each automatically granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to $6.46 per share, 110% of the fair market value of the Common Stock on such date. Upon the fourth anniversary of his initial election to the Board of Directors (November 17, 1996), Mr. Oakes was automatically granted an option to purchase 5,000 shares of Common Stock at an exercise price equal to $5.78 per share, 110% of the fair market value of the Common Stock on such date.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the number and percentage of shares of Common Stock owned beneficially as of March 25, 1997 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and each nominee for election as a director,
(iii) each Named Executive Officer and (iv) all directors and officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, each named beneficial owner had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.


                                           Shares Owned
                                           Beneficially
                                               As of        Percent
          Beneficial Owner(1)            March 25, 1997(2)  of Class
          -------------------            -----------------  --------

Harrington and Company International
   Incorporated(3).....................         690,768        4.6
Robert J. Cresci(4)....................          32,500          *
Vinod K. Dar(4)........................          47,500          *
David E.K. Frischkorn, Jr.(4)..........          42,500          *
Mark G. Harrington(4)(5)...............       1,006,518        6.5
Albert J. McMullin (4).................          43,500          *
Ambrose K. Monell(4)...................          46,421          *
Herbert L. Oakes, Jr.(4)...............          47,500          *
Gary S. Peck(4)........................         154,500        1.0
Francis H. Roth(4).....................         199,625        1.3
Robert A. Shore(4)(6)..................         889,643        5.5
FMR Corp.(7)...........................         905,000        5.8
Bakersfield Energy Resources, Inc.(8)..         857,143        5.6
Trust Company of the West(9)...........       1,730,710       11.2
Wellington Management Company(10)......         785,100        5.2
Paulson Partners (11)..................       1,259,700        8.3
All Directors and Officers as a group
   (10 persons)(5)(6)(12)..............       2,510,207       15.0

-----------------
* Less than 1%

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

(4)  Includes, 22,500, 32,500, 32,500, 262,000, 35,000, 32,500, 32,500, 69,500,
     111,500 and 22,500 shares for Messrs. Cresci, Dar, Frischkorn, Harrington, McMullin, Monell, Oakes, Peck, Roth and Shore, respectively, purchasable within 60 days upon the exercise of stock options.

(5) Mr. Harrington is the Chief Executive Officer and Chairman of the Board of Directors of the Company. The number of shares indicated includes 682,173 shares deemed to be beneficially owned by Harrington and Company International Incorporated (see Footnote 3. above) of which Mr. Harrington is the majority stockholder, the President and a director. As a result, voting and investment power over such shares may be deemed to be shared between Mr. Harrington and Harrington and Company International Incorporated. Mr. Harrington disclaims beneficial ownership of such shares.

(6) Includes 857,143 shares deemed to be beneficially owned by Bakersfield Energy Resources, Inc., of which Mr. Shore is the Chief Executive Officer and a director (see Footnote 8.). As a result, Mr. Shore may be deemed to share voting and investment power with respect to such shares. Mr. Shore disclaims beneficial ownership of such shares. Mr. Shore was a director of the Company from July 6, 1994, until his resignation on March 14, 1997.

(7) The principal business address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Includes of 550,000 shares issuable upon exercise of a warrant granted to Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., as a result of Fidelity's acting as investment advisor to various investment companies registered under the Investment Company Act of 1940. FMR Corp. disclaims sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 905,000 shares owned by the Funds.

(8) The principal business address for Bakersfield Energy Resources, Inc. is 2131 Mars Court, Bakersfield, California 93308. Includes 857,143 shares of Common Stock held by Bakersfield Gas, L.P., of which limited partnerships Bakersfield Energy Resources, Inc. is the general or managing partner. The shares held by each such limited partnership are also deemed to be beneficially owned by such limited partnership.

(9) The business address of Trust Company of the West ("TCW") is 865 South Figueroa, Suite 1800, Los Angeles, CA 90017. Includes 256,351 shares purchasable within 60 days upon the exercise of a warrant held by TCW. Includes 1,474,359 shares beneficially owned by a General Mills pension fund, which shares TCW controls voting and investment power as Investment Manager and Custodian. TCW disclaims beneficial ownership of the 1,474,359 shares.

(10) The principal business address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. Such shares are also deemed beneficially owned by Wellington Trust Co., N.A., a subsidiary of Wellington Management Company.

(11) The principal business address for Paulson Partners LP is 277 Park

     Avenue, 26th Floor, New York, NY 10172.

(12) Includes 653,000 shares purchasable within 60 days upon the exercise of stock options.

     Holders of the Company's Series B and C have certain voting rights, including the right to vote together with the holders of the Common Stock on all matters voted upon by the holders of the Common Stock. In all such matters, holders of the Series B and C have the number of votes per share of such Preferred Stock equal to the whole number of shares of Common Stock into which each share of such Preferred Stock is convertible. The outstanding shares of Series B Preferred Stock are held by (i) Citibank, N.A., as Trustee for the United Technologies Corporation Master Retirement Trust, United Technologies Building, Hartford, Connecticut 06101 (25%), (ii) Bankers Trust Company, as Trustee of the Hughes Aircraft Company Retirement Plan, 7200 Hughes Terrace, Los Angeles, California 90045-0066 (25%), and (iii) Bankers Trust Company, as Trustee of the GTE Service Corporation Plan for Employees' Pensions, One Stamford Place, Stamford, Connecticut 06904 (50%). All of the outstanding shares of the Series C Preferred Stock are held by Granite Capital Partners, L.P., 666 Fifth Avenue, 33rd Floor, New York, New York 10103.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1996, Bakersfield Gas, L.P., the holder of the Series E Junior Convertible Preferred Stock (the "Series E Preferred Stock"), exercised its right pursuant to the terms thereof to convert its entire 30,000 shares of Series E Preferred Stock into 857,143 shares of common stock of the Company. Additionally, the Company completed an agreement with Bakersfield Gas, L.P. in June 1995 for the exchange of a warrant to purchase 1,000,000 shares of Common Stock for 182,500 shares of Common Stock of the Company. This warrant had an exercise price of $5.00 per share and would have expired on June 30, 2001. Robert A. Shore, who is the Chief Executive Officer of Bakersfield Energy Resources, Inc., the general partner of Bakersfield Gas, L.P., was a director of the Company from July 6, 1994, until his resignation on March 14, 1997

     In November 1996, EV Fund II, Ltd., the holder of the Series A 8% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), exercised its right pursuant to the terms thereof to convert its entire 5,000 shares of Series A Preferred Stock into 71,459 shares of common stock of the Company. The general partner of EV Fund II, Ltd. is Harrington and Company International Incorporated, of which Mr. Mark G. Harrington, the Company's Chief Executive Officer and Chairman of the Board, is the majority stockholder, the President and a director.


     Vinod K. Dar, a director of the Company, was the Chairman of the Board of Directors and Chief Executive Officer of Sunrise Energy Services, Inc. ("Sunrise Energy") from October 1992 to October 1994. In November 1994, Sunrise Marketing Company (a subsidiary of Sunrise Energy) filed a voluntary petition for protection under Chapter 11, Title 11 of the United States Bankruptcy Code. As of December 31, 1995, Sunrise Marketing Company owed the Company approximately $92,000 for gas delivered by the Company during the term of a contract acquired with the Company's acquisition of the Bakersfield Properties. The Company subsequently wrote off this $92,000 to bad debt expense as a result of ensuing bankruptcy proceedings.


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

     3.  Exhibits:

       3.1 Registrant's Certificate of Incorporation, as amended through July 13, 1995. (1)
       3.2 Certificate of Ownership and Merger dated March 6, 1996, merging HTAC Investments, Inc. into the Registrant. (15)
       3.3 Certificate of Ownership and Merger dated March 6, 1996, merging Warrior, Inc. into the Registrant. (15)
       3.4  Registrant's Bylaws, as amended. (1)
       4.1 Certificate of Designation, Powers, Preferences and Rights of the Series A Preferred Stock of the Registrant. (2)
       4.2  Certificate of Designation, Powers, Preferences and Rights of the
            Series B Convertible Preferred Stock of the Registrant. (2)
       4.3  Certificate of Designation, Powers, Preferences and Rights of the
            Series C Convertible Preferred Stock of the Registrant. (2)
       4.4  Warrant to Erland & Co. dated February 28, 1997. (16)
       4.5  Warrant to Trust Company of the West dated November 23, 1992. (4)
       4.6 Amendment No. 1 dated July 30, 1994 to Warrant Certificate dated November 23, 1992 between HarCor Energy, Inc. and Trust Company of the West. (12)
       4.7 Amendment No. 2 dated November 1, 1994 to Warrant Certificate dated November 23, 1992 between HarCor Energy, Inc. and Trust Company of the West. (11)
       4.8 Amended and Restated Registration Rights Agreement dated as of July 30, 1994 between the Registrant and Trust Company of the West. (12)
       4.9 Warrant to Internationale Nederlanden (U.S.) Capital Corporation ("INCC") dated November 20, 1989, as amended in December, 1990 and on March 18, 1994. (7)
       4.10 Amended and Restated Warrant to First Union National Bank of North Carolina dated May 1, 1996. (16)
       4.11 Registration Rights Agreement between the Registrant and First
            Union National Bank of North Carolina dated as of June 30, 1994.
            (12)
       4.12 Amendment No. 1, dated February 12, 1996, to Registration Rights Agreement between the Registrant and First Union National Bank of North Carolina dated as of June 30, 1994. (16)
       4.13  Specimen of Common Stock Certificate. (9)
       4.14 Stock Purchase Agreement dated as of June 27, 1994 among HarCor Energy, Inc. and the Purchasers named on Schedule I thereto. (12)
       4.15  Form of Warrant to Rauscher, Pierce, Refsnes, Inc. (13)
       4.16 Warrant Agreement among HarCor Energy, Inc. and Texas Commerce Bank National Association as warrant agent dated July 24, 1995. (14)
       4.17 Agreement dated December 28, 1995, between the Company and INCC as to exchange of Common Stock for Warrants and Registration Rights.
             (16)
       4.18 Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc., BT Securities Corporation and Internationale Nederlanden (U.S.) Securities Corporation dated July 24, 1995. (14)
       4.19 Securityholders' and Registration Rights Agreement among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc. and Texas Commerce Bank National Association, as trustee, dated July 24, 1995. (14)
       4.20 Indenture among HarCor Energy, Inc., Warrior, Inc., HTAC Investments, Inc. and Texas Commerce Bank National Association, as trustee, dated July 24, 1995, including forms of Series A Note and Exchange Note as Exhibits A-1 and A-2 thereto, respectively. (14)
       4.21 First Supplemental Indenture dated as of October 11, 1995 to Indenture filed as Exhibit 4.21. (14).
       4.22 Amendment No. 3 dated July 8, 1996 to Warrant Certificate dated November 23, 1992 between HarCor Energy, Inc. and Trust Company of the West. (16)
       10.1 Amended and Restated Credit Agreement between HarCor Energy, Inc. and Internationale Nederlanden (U.S.) Capital Corporation, as Agent, and the Lenders identified therein dated as of July 15, 1995. (14)
       10.3 Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement and Financing Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale Nederlanden (U.S.) Capital Corporation, Lender dated March 18, 1994. (7)
       10.4 First Amendment to Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement and Financing Statement dated June 30, 1994 by HarCor Energy, Inc. for the benefit of International Nederlanden (U.S.) Capital Corporation, in its capacity as Agent for itself and First Union National Bank of North Carolina. (12)

       10.5 Deed of Trust, Mortgage, Line of Credit Mortgage, Assignment, Security Agreement Fixture Filing and Financing Statement from HarCor Energy, Inc. to Trond D. Rokholt, Trustee and Internationale Nederlanden (U.S.) Capital Corporation, Lender dated June 30, 1994.
             (10)
       10.6 Agreement of Dissolution and Termination dated March 18, 1994 between Washington Energy Exploration, Inc. and HarCor Energy, Inc.
             (7)
       10.7 Purchase Agreement dated December 4, 1987 by and between HarCor Energy Inc. and Harrington and Company EV Fund I, Limited. (5)
    *  10.8  HarCor Energy, Inc. 1992 Stock Option Plan. (9)
    *  10.9  Form of Incentive Stock Option Agreement and Nonstatutory
             Stock Option Agreement for options issued under the HarCor Energy, Inc. 1992 Stock Option Plan. (6)
    * 10.10  HarCor Energy, Inc. 1992 Nonemployee Directors' Stock Option
             Plan and form of Option Agreement, as amended. (8)
    * 10.11  HarCor Energy, Inc. 1994 Stock Option Plan and related forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (8)
      10.12 Purchase and Sale or Exchange Agreement dated April 18, 1994 between HarCor Energy Inc. and Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and Bakersfield Gas, L.P. (9)
      10.13 Amendment to Purchase and Sale or Exchange Agreement dated June 8, 1994 by and between HarCor Energy, Inc. and Bakersfield Energy Resources, Inc., Bakersfield Energy Partners, L.P. and Bakersfield Gas, L.P. (9)
    * 10.14  Form of Restricted Stock Agreements between HarCor Energy,
             Inc. and its officers. (11)
      10.15 Agreement of Exchange dated May 10, 1996 between HarCor Energy, Inc. and South Coast Exploration Company. (15)
      10.16 Unanimous Consent of Stock Option and Compensation Committee dated January 15, 1997, granting restricted stock awards to Mark G. Harrington, Francis H. Roth, Gary S. Peck and Albert J. McMullin.
             (16)
      10.17 Unanimous Consent of Board of Directors granting restricted stock awards to non-employee directors and employee severance awards to employees of the Company. (16)
       23.2  Consent of Ryder Scott Company Petroleum Engineers. (16)
       23.3  Consent of Huddleston & Co., Inc. (16)
       23.4  Consent of Arthur Andersen LLP. (16)
-------------------
     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

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

    (5) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1987 (No. 0-9300) and incorporated herein by reference.
    (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
    (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
    (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
    (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
    (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
    (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
    (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
    (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994 (No. 33-8446) and incorporated herein by reference.
    (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
    (15) Filed as Exhibit 10.15 to HarCor Energy, Inc.'s Form S-1 Registration Statement No. 333-04987 and incorporated herein by reference.
    (16) Filed herewith.

(b) No Reports on Form 8-K were filed by the Company during the last quarter of 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HARCOR ENERGY, INC.
                                        (Registrant)


Date:  March 27, 1997              By:   /s/ Gary S. Peck
                                      -----------------------------------------
                                      Gary S. Peck
                                      Vice President - Finance & Administration,
                                      Chief Financial Officer and Corporate
                                      Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1997                    /s/ Mark G. Harrington
                                      ---------------------------------------
                                      Mark G. Harrington
                                      Chairman of the Board, Chief Executive
                                      Officer and Director
                                      (Principal Executive Officer)


Date:  March 27, 1997                    /s/ Gary S. Peck
                                      ---------------------------------------
                                      Gary S. Peck
                                      Vice President - Finance & Administration,
                                      Chief Financial Officer and Corporate
                                      Secretary (Principal Accounting and
                                      Financial Officer)


Date:  March 27, 1997                    /s/ Francis H. Roth
                                      ---------------------------------------
                                      Francis H. Roth
                                      President, Chief Operating Officer and
                                      Director


Date:  March 27, 1997                    /s/ Robert J. Cresci
                                      ---------------------------------------
                                      Robert J. Cresci
                                      Director


Date:  March 27, 1997                    /s/ Vinod K. Dar
                                      ---------------------------------------
                                      Vinod K. Dar
                                      Director


Date:  March 27, 1997                    /s/ David E.K. Frischkorn, Jr.
                                      ---------------------------------------
                                      David E.K. Frischkorn, Jr.
                                      Director

Date:  March 27, 1997                    /s/ Ambrose K. Monell
                                      ---------------------------------------
                                      Ambrose K. Monell
                                      Director


Date:  March 27, 1997                    /s/ Herbert L. Oakes, Jr.
                                      ---------------------------------------
                                      Herbert L. Oakes, Jr.
                                      Director

                                 HARCOR ENERGY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX


CONSOLIDATED FINANCIAL STATEMENTS:             Page
                                               ----
   Report of Independent Public Accountants....  F-2

   Consolidated Balance Sheets.................  F-3

   Consolidated Statements of Operations.......  F-5

   Consolidated Statements of
    Stockholders' Equity.......................  F-6

   Consolidated Statements of Cash Flows.......  F-7

   Notes to Consolidated Financial Statements..  F-11


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of HarCor Energy, Inc.:

We have audited the accompanying consolidated balance sheets of HarCor Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HarCor Energy, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective September 30, 1995, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".


                                                  ARTHUR ANDERSEN LLP


Houston, Texas
March 28, 1997

                            HARCOR ENERGY, INC.
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995
         ---------------------------------------------------------
                                   ASSETS

                                               1996                1995
                                          -------------       -------------
CURRENT ASSETS:
  Cash and cash investments............  $    1,593,330      $   12,204,460
  Accounts receivable..................       8,894,240           3,829,548
  Prepaids and other...................         185,618             282,833
                                         --------------      --------------
  Total current assets.................      10,673,188          16,316,841
                                         --------------      --------------
PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:
  Unproved oil and gas properties......       4,079,779           5,039,553
  Proved oil and gas properties:
    Leasehold costs....................      56,934,690          54,793,930
    Plant, lease and well equipment....      19,194,951          16,858,402
    Intangible development costs.......      28,918,323          18,547,293
  Furniture and equipment..............         373,772             256,211
                                         --------------      --------------
                                            109,501,515          95,495,389
  Less - Accumulated depletion,
    depreciation and amortization......     (28,876,525)        (22,647,657)
                                         --------------      --------------
  Net property, plant and equipment....      80,624,990          72,847,732
                                         --------------      --------------
OTHER ASSETS...........................       3,328,364           5,066,904
                                         --------------      --------------
                                         $   94,626,542      $   94,231,477
                                         ==============      ==============

                 The accompanying notes are an integral part
                  of these consolidated financial statements.


                             HARCOR ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995
         -----------------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1996                1995
                                           -------------       -------------
  CURRENT LIABILITIES:
  Short-term portion of long-term bank
    debt................................  $      300,000      $            -
  Other short-term debt.................          85,500             378,695
  Accounts payable and accrued
    liabilities.........................      10,348,318          14,612,813
                                          --------------      --------------
  Total current liabilities.............      10,733,818          14,991,508
                                          --------------      --------------
LONG-TERM BANK DEBT.....................       1,700,000           5,600,000
                                          --------------      --------------
14-7/8% SENIOR SECURED NOTES............      52,400,131          63,108,608
                                          --------------      --------------
OTHER LIABILITIES.......................               -             316,469
                                          --------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    30,000 and 65,000 shares issued and
    outstanding at December 31, 1996
    and 1995, respectively..............             300                 650
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    15,110,836 and 8,631,207 shares
    issued and outstanding at December
    31, 1996 and 1995, respectively
    and 1995, respectively..............       1,511,084             863,121
  Additional paid-in capital............      49,891,612          29,163,670
  Accumulated deficit...................     (21,610,403)        (19,812,549)
                                          --------------      --------------
  Total stockholders' equity............      29,792,593          10,214,892
                                          --------------      --------------
                                          $   94,626,542      $   94,231,477
                                          ==============      ==============

                 The accompanying notes are an integral part
                  of these consolidated financial statements.


                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                                1996            1995            1994
                                           ------------    ------------    ------------
REVENUES:

  Oil and gas revenues..................  $  21,716,014   $  16,030,043   $  10,981,651
  Gas plant operating and marketing
    revenues............................      6,635,147       6,361,665       1,978,317
  Interest income.......................        124,040         164,193          16,269
  Other.................................      3,146,973          39,368         236,814
                                          -------------   -------------   -------------
                                             31,622,174      22,595,269      13,213,051
                                          -------------   -------------   -------------
COSTS AND EXPENSES:
  Production costs......................      5,133,892       5,262,887       3,609,831
  Gas plant operating and marketing
    costs...............................      4,016,850       3,704,397       1,707,551
  Exploration costs.....................        367,893         311,115         329,215
  Depletion, depreciation and
    amortization........................      8,172,578       5,973,117       3,897,133
  General and administrative expenses...      3,159,605       2,744,239       2,014,232
  Interest expense......................     10,066,602       6,846,471       2,268,558
  Other.................................        367,844         482,608         203,000
                                          -------------   -------------   -------------
                                             31,285,264      25,324,834      14,029,520
                                          -------------   -------------   -------------
  Income (loss) before provision for
   income taxes and extraordinary
   item.................................        336,910      (2,729,565)       (816,469)
Provision for income taxes..............              -               -               -
                                          -------------   -------------   -------------
Net operating income (loss) before
  extraordinary item....................        336,910      (2,729,565)       (816,469)

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt................     (2,134,764)     (1,888,433)       (122,193)
                                          -------------   -------------   -------------
  Net loss..............................     (1,797,854)     (4,617,998)       (938,662)

Dividends on preferred stock............       (460,842)     (1,000,161)       (795,065)
Accretion on redeemable preferred
  stock.................................              -      (2,146,812)       (156,152)
                                          -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS..........................  $  (2,258,696)  $  (7,764,971)  $  (1,889,879)
                                          =============   =============   =============
NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM....................  $       (0.01)  $       (0.74)  $       (0.27)
                                          =============   =============   =============
NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM....................  $       (0.20)  $       (0.98)  $       (0.29)
                                          =============   =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                Preferred Stock          Common Stock         Additional
                                            ---------------------     -------------------      Paid-In      Accumulated
                                            Shares         Amount     Shares       Amount      Capital        Deficit
                                            ------         ------     ------       ------     ----------    -----------
BALANCE, DECEMBER 31, 1993..............    37,500          $ 375     5,736,884   $  573,689  $21,217,720   $(14,255,889)
Issuance in connection with Bakersfield
 Property acquisition:
  4% Series E Convertible Preferred
   Stock................................    30,000            300            --           --    2,982,443             --
  Common stock..........................        --             --     1,363,907      136,391    2,965,148             --
  Warrants..............................        --             --            --           --    3,200,842             --
Issuances of common stock pursuant to
 Restricted Stock grant and exercise of
 stock options..........................        --             --        75,375        7,537      266,776             --
Issuances of common stock and warrants
 pursuant to preferred stock dividends..        --             --        16,671        1,667      146,277             --
Preferred stock dividends...............        --             --            --           --     (795,065)            --
Accretion on 9% Redeemable Series D
 Preferred Stock........................        --             --            --           --     (156,152)            --
Net loss................................        --             --            --           --           --       (938,662)
                                           -------          -----    ----------   ----------  -----------   ------------
BALANCE, DECEMBER 31, 1994..............                    $ 675     7,192,837   $  719,284  $29,827,989   $(15,194,551)
Conversion of Convertible Preferred
 Stock..................................    (2,500)           (25)       64,100        6,410       (6,385)            --
Issuance of common stock                        --             --        75,000        7,500      226,125             --
Issuance of common stock pursuant to
 warrant exchange.......................        --             --     1,282,500      128,250     (128,250)            --
Issuance of common stock and warrants
 pursuant to preferred stock dividends..        --             --        16,770        1,677      153,164             --
Issuance of warrants pursuant to 14-7/8%
 Senior Secured Notes...................        --             --            --           --    2,238,000             --
Preferred stock dividends...............        --             --            --           --   (1,000,161)            --
Accretion of Series D Preferred Stock...        --             --            --           --   (2,146,812)            --
Net loss................................        --             --            --           --           --     (4,617,998)
                                           -------          -----    ----------   ----------  -----------   ------------
BALANCE, DECEMBER 31, 1995..............    65,000          $ 650     8,631,207   $  863,121  $29,163,670   $(19,812,549)
Issuance of common stock pursuant to
 warrant exchanges......................        --             --        77,000        7,700       (7,700)            --
Issuance of common stock pursuant to
 public equity offering.................        --             --     5,359,059      535,906   21,337,781             --
Issuance of common stock pursuant to
 option exercises.......................        --             --       115,000       11,500      241,500             --
Cancellation of warrants................        --             --            --           --     (290,290)            --
Conversion of Preferred Stock...........   (35,000)          (350)      928,570       92,857      (92,507)            --
Preferred stock dividends...............        --             --            --           --     (460,842)            --
Net loss................................        --             --            --           --           --     (1,797,854)
                                           -------          -----    ----------   ----------  -----------   ------------
BALANCE, DECEMBER 31, 1996..............    30,000          $ 300    15,110,836   $1,511,084  $49,891,612   $(21,610,403)
                                           =======          =====    ==========   ==========  ===========   ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996            1995            1994
                                                                --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..............................................     $ (1,797,854)    $ (4,617,998)    $  (938,662)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depletion, depreciation and amortization and
     impairment.........................................        8,172,578        5,973,117       3,897,133
    Amortization of deferred charges....................          919,996          708,932         254,372
  Exploration costs.....................................          367,893          311,115         329,215
  (Gain) loss on disposition of assets..................       (2,951,920)         131,702        (230,993)
  Loss on early extinguishment of debt..................        2,134,764        1,888,433         122,193
  Other.................................................          367,844          350,908         203,000
                                                             ------------     ------------     -----------
                                                                7,213,301        4,746,209       3,636,258
Changes in current assets and liabilities:
  Increase in receivables...............................         (497,833)        (212,319)     (2,520,726)
  (Increase) decrease in other current assets...........           97,215           24,408        (147,002)
  Increase (decrease) in accounts payable and accrued
   liabilities..........................................         (729,679)         457,233       1,772,930
                                                             ------------     ------------     -----------
  Net cash provided by operating activities.............        6,083,004        5,015,531       2,741,460
                                                             ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration costs.....................................         (367,893)        (311,115)       (329,215)
  Proceeds from sale of assets..........................               --           13,650         455,754
  Additions to property and equipment...................      (21,037,567)      (8,953,427)    (45,607,532)
                                                             ------------     ------------     -----------
  Net cash used in investing activities.................      (21,405,460)      (9,250,892)    (45,480,993)
                                                             ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term bank debt.....................        6,400,000        5,600,000      34,436,875
  Repayment of bank debt................................      (10,000,000)     (39,400,000)     (3,577,873)
  Proceeds from issuance of (redemption of)
   Redeemable Preferred Stock...........................               --      (10,931,200)     10,000,000
  Proceeds from issuance of (redemption of)
   14-7/8% Senior Secured Notes.........................      (12,426,400)      64,647,700              --
  Proceeds from issuance of common stock................       22,126,687               --       3,053,101
  Dividends on preferred stock..........................         (460,842)        (464,161)       (356,413)
  Increase in other assets..............................         (318,455)      (3,856,119)     (1,772,621)
  Other.................................................         (609,664)         (55,597)       (305,850)
                                                             ------------     ------------     -----------
  Net cash provided by financing activities.............        4,711,326       15,540,623      41,477,219
                                                             ------------     ------------     -----------
  Net increase (decrease) in cash.......................      (10,611,130)      11,305,262      (1,262,314)
  Cash at beginning of period...........................       12,204,460          899,198       2,161,512
                                                             ------------     ------------     -----------
  Cash at end of period.................................     $  1,593,330     $ 12,204,460     $   899,198
                                                             ============     ============     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND)-

     The Company made cash interest payments of $10,219,000, $2,329,000 and $2,030,000 in 1996, 1995 and 1994, respectively.

SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - YEAR ENDED DECEMBER 31, 1996

     The Company had a receivable of $4,674,000 related to the sale of certain oil and gas assets, which was collected in January 1997 and is not reflected in the 1996 statement of cash flows.

     The Company incurred charges relating to the early extinguishment of debt, of which $982,000 were non-cash and not reflected in financing activities.

     The Company incurred a non-cash charge of $368,000 in connection with the write-off of a long-term investment and related receivable which is not reflected in investing activities.

     The Company had accrued capital costs aggregating $4,725,000 at December 31, 1996, which are not reflected in investing activities.

     The Company entered into agreements resulting in the issuance of 77,000 shares of its common stock in exchange for the cancellation of options and
warrants to purchase an aggregate of 656,250 of its common shares.   These
transactions are not reflected in financing activities in this statement of cash flows and did not result in a gain or loss.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - YEAR ENDED DECEMBER 31, 1995

     The Company had accrued capital expenditure costs of $8,188,000 at December 31, 1995 which are not reflected in investing activities.

     Pursuant to the terms of a bridge loan outstanding during 1995, the Company issued to its secured lender 75,000 shares of its common stock to which a value of $253,000 was ascribed. These additions to deferred financing costs and equity are not reflected in financing activities.

     The Company incurred an aggregate of $661,000 in short-term debt and other liabilities in connection with the financing of an insurance policy and certain equipment which is not reflected in financing activities.

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

     Dividend payments included "in-kind" dividends consisting of $476,000 in newly-issued Series D Preferred Stock, and $60,000 of newly-issued unregistered shares of the Company's common stock, which are not reflected in financing activities.

     The Company recorded non-cash accretion charges of $2,147,000 on its Series D Preferred Stock which are not reflected in financing activities.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - YEAR ENDED DECEMBER 31, 1994

     The Company wrote off $203,000 of its cost basis in the dissolution of a limited partnership, and expensed $122,000 reflecting a write-off of deferred financing costs resulting from the early extinguishment of debt. These non-cash charges are not reflected in investing and financing activities.

     The Company had accrued acquisition and developmental drilling costs aggregating $1,823,000 and accrued prepaid and deferred financing costs aggregating $342,000 at December 31, 1994, which are not reflected in investing and financing activities.

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

     The Company issued an aggregate of 60,375 restricted shares of common stock to officers which was valued as deferred compensation of $242,000 and is not reflected in financing activities.

     Dividend payments included "in-kind" dividends consisting of $455,000 in newly-issued Series D Preferred Stock, and $60,000 of newly-issued unregistered shares of the Company's common stock, which are not reflected in financing activities.

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND ORGANIZATION -

     HarCor, a Delaware corporation, was incorporated in 1976 and is engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States.

     PRINCIPLES OF CONSOLIDATION -

     The accompanying consolidated financial statements include the accounts and results of operations of HarCor Energy, Inc. ("HarCor") and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI") through March 1996 (see below); and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties"); (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

     Principally all of the assets, equity, revenue and earnings of the Company as described herein have been within HarCor Energy, Inc. Separate financial statements of Warrior and HTACI, HarCor's only direct or indirect subsidiaries, have not been included herein because they were wholly-owned and not material. In March 1996, Warrior and HTACI were merged into HarCor, and all of their assets became the property, and all of their liabilities and guarantees became the obligations, of HarCor.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     ACCOUNTS RECEIVABLE -

     Accounts receivable at December 31, 1996 and 1995 were comprised of the following (amounts in thousands):

                                      1996     1995
                                     ------   ------

Oil and gas sales receivable.......   $3,464   $3,089
Receivable for sale of property ...    4,674        -
Other receivables..................      756      741
                                      ------   ------
                                      $8,894   $3,830
                                      ======   ======

     PROPERTY, PLANT AND EQUIPMENT -

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

     GAS BALANCING

     Natural gas revenues are recorded on the entitlement method based on the Company's percentage ownership of current production. Each working interest owner in a well generally has the right to a specific percentage of production, although actual production sold may differ from an owner's ownership percentage. Under entitlement accounting, a receivable is recorded when underproduction occurs and a payable when overproduction occurs.

     CAPITALIZED INTEREST COSTS -

     Certain interest costs relating to the Company's 14-7/8% Senior Secured Notes have been capitalized as part of the historical costs of unproved oil and gas properties. These capitalized interest costs were $565,000 and $452,000 for 1996 and 1995, respectively.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

     Accounts payable and accrued liabilities at December 31, 1996 and 1995 were comprised of the following (amounts in thousands):

                                           1996     1995
                                          ------   ------
Accrued development costs...........     $ 4,725  $ 8,188
Accrued interest payable............       3,710    4,217
Trade accounts payable..............       1,698    1,889
Other accrued liabilities...........         215      319
                                         -------  -------
                                         $10,348  $14,613
                                         =======  =======

     STOCK COMPENSATION PLANS

     The Company accounts for its Stock Compensation Plans by applying provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, no compensation expense has been recognized for awards granted under these plans. See Note 8.

     The Company has elected not to apply SFAS No. 123, "Accounting for Stock Based Compensation", which would result in additional compensation expense in the statement of income for 1996. Disclosure as to what net income or loss and earnings per share would have been had this method been followed is included in
Note 8.

     NET LOSS PER COMMON SHARE -

     Net loss per common share was calculated by dividing the net loss, after consideration of preferred stock dividends paid or accrued and related accretion, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive in all periods. The weighted average number of outstanding common shares utilized in the calculation was 11,150,000 in 1996, 7,904,000 shares in 1995, and 6,447,000 shares in 1994.

     CASH FLOWS -

     For purposes of reporting cash flows, cash and cash investments include cash on hand and temporary short-term cash investments, with original maturities of three months or less.

     IMPAIRMENT OF LONG-LIVED ASSETS -

     In September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of any of the Company's oil and gas properties (determined on a field-by-field basis) is greater than its projected undiscounted future cash flow, an impairment loss is recognized down to the properties' fair values.

     Accordingly, the estimated fair values of its oil and gas properties were evaluated at December 31, 1996 and 1995 and compared to the carrying values of such assets at those dates. The resulting impairment loss of $876,000 was included in depletion, depreciation, amortization and impairment in 1995. There was no impairment charge new in 1996.


     CHANGES IN ACCOUNTING PRINCIPLES -

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental

Remediation Liabilities", which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Companys financial position or results of operations.

     USE OF ESTIMATES -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom. (See Note 12., "Oil and Gas Producing Activities".)

     PRIOR YEAR RECLASSIFICATIONS -

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) ACQUISITION OF BAKERSFIELD PROPERTIES

     On June 30, 1994, the Company acquired a 75% interest in substantially all of the oil and gas properties, a 23 MMcf per day natural gas processing plant and gathering lines owned by Bakersfield Energy Resources, Inc. and its affiliates ("BER"). The oil and gas reserves acquired were principally natural gas and light, low sulfur, crude oil located in Kern County, California. BER has retained its remaining 25% working interest in these assets and continues to operate all of the properties and facilities acquired by the Company. Additionally, the Company and BER entered into a joint acquisition agreement which gives each the right to participate in acquisitions of oil and gas interests located within the state of California by the other until April 1997.

     The purchase price for such interests was approximately $46 million, consisting of $42 million in cash plus 25,000 shares of the Company's common stock, 30,000 shares of the Company's Series E Junior Convertible Preferred Stock at $100.00 per share and a seven-year callable warrant to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share to which the Company had ascribed a value of $850,000. This warrant was subsequently canceled in May 1995 pursuant to a warrant exchange agreement. (See
Note 8.)

     The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1994, assuming the acquisition of the Bakersfield Properties and the related financings had occurred at January 1, 1994 (amounts are in thousands except per share data):

     Total revenues........................   $19,304
                                              =======
     Net loss attributable to common
      stockholders.........................   $(1,587)
                                              =======
     Net loss per common share.............   $ (0.22)
                                              =======

     Pro forma net loss for the year ended December 31, 1994 includes losses of approximately $600,000 attributable to gas plant operating losses incurred during its start-up phase prior to acquisition by the Company.

(3) LONG-TERM DEBT

     In July 1995, the Company repaid all amounts outstanding under its existing credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") with proceeds resulting from a long-term refinancing of its debt (see Note 4.) and entered into a new credit agreement with ING Capital (the "Credit Agreement").

     Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at December 31, 1996. Availability under the Credit Agreement will terminate on June 30, 1997 (unless renewed by ING Capital), and amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $2 million outstanding under the Credit Agreement at December 31, 1996. The effective interest rate on the balance outstanding was 7.93% at that date.

     The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things: (i) the maintenance of current assets equal to at least 100% of current liabilities, (ii) the maintenance of a minimum tangible net worth, (iii) the incurrence of indebtedness, (iv) dividends and similar payments (except dividends on Series A, B and C Preferred Stock of up to $530,000), (v) the creation of additional liens on, or the sale of, the Company's oil and gas properties and other assets, (vi) the Company's ability to enter into hedging transactions, (vii) mergers or consolidations, (viii) investments outside the ordinary course of business and (ix) transactions with affiliates.

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


(4) SENIOR SECURED NOTE OFFERING

     SALE OF UNITS -

     On July 24, 1995, the Company consummated the sale (the "Note Offering") of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Notes due July 15, 2002 (the "Notes") and five-year warrants to purchase 1,430,000 shares of common stock at $3.85 per share. Each unit consisted of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The warrants became immediately detachable upon the closing of the Note Offering.

     The net proceeds to the Company from the Note Offering was approximately $61 million after deducting discounts and offering expenses. The Company immediately used a portion of the net proceeds to repay $34.3 million outstanding under its Credit Agreement with ING Capital, repay $5 million outstanding under a bridge loan with ING Capital, redeem the $10.9 million outstanding shares of Series D Preferred Stock, and acquire additional interests in the Bakersfield Properties for $2.3 million. The Company used the remaining balance of the proceeds from the Note Offering to finance a portion of the development of the Bakersfield Properties during the remainder of 1995.

     THE NOTES -

     The Notes bear interest at the rate of 14-7/8% per annum and are payable semi-annually on January 15 and July 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

               Year                         Percentage
               ----                         ----------
               1999........................    110%
               2000........................    107%
               2001 and thereafter.........    100%

     The Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company securing its bank debt.

     Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996 (see Note 4), the Company redeemed an aggregate of $11.3 million of the Notes in August and October 1996 at a price equal to 110% of their face value for an aggregate redemption price of $12.4 million. There were a total of $53.7 million Notes outstanding (face value) at December 31, 1996. The difference between the face value of the Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

     EXCESS CASH FLOW OFFER -

     In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. No such offer was required for the year ended December 31, 1996.


(5) COMMITMENTS AND CONTINGENCIES

     RISK MANAGEMENT AND HEDGING ACTIVITIES -

     The Company utilizes financial instruments as a hedging strategy to protect against the effects of volatility in crude oil and natural gas commodity prices. Upon consummation of an acquisition, the Company will usually enter into commodity derivative contracts (hedges) such as futures, swaps or collars or forward contracts which cover a substantial portion of the existing production of the acquired property. Over time, as production increases, the Company will continue to utilize hedging techniques to ensure that a substantial portion of its production remains effectively hedged. Gains or losses under the hedging agreements are recognized in oil and gas production revenues in periods in which the hedged production occurs with such agreements settling on a monthly basis.

     As of December 31, 1996, the Company was a party to various gas contracts covering volumes of approximately 2.9 Bcf and 0.3 Bcf for 1997 and 1998, respectively, at fixed prices ranging from $1.68/MMBtu to $2.07/MMBtu or indexed prices; and oil hedges covering notional volumes of approximately 288 MBOE and 29 MBOE for 1997 and 1998, respectively, at fixed prices ranging from $17.25/Bbl to $18.51/Bbl or NYMEX-indexed prices.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes the estimated fair value of financial instruments and related transactions for non-trading activities at December 31, 1996 (amounts are in thousands):

                                                     Estimated
                                          Carrying      Fair
                                           Amount     Value(1)
                                          --------   ---------

   Long-Term Debt(2)(4)................   $ 2,000    $ 2,000
   14-7/8% Senior Secured Notes(3)(4)..   $52,400    $52,400
   NYMEX-related Crude Oil Price
    Swaps..............................   $     -    $  (290)

--------------
     (1) Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

     (2) See Note 3., "Long-Term Debt."

     (3) See Note 4., "Senior Secured Note Offering."

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


     LEASE OBLIGATIONS -

     Future net minimum rental payments for office and office equipment lease commitments as of December 31, 1996 aggregated approximately $133,000, $133,000, and $90,000 for 1997, 1998 and 1999, respectively.

     Rental expense in the aggregate under noncancellable long-term operating leases was approximately $163,000, $165,000 and $159,000 for 1996, 1995 and
1994, respectively.


     EMPLOYEE SEVERANCE OBLIGATION -

     Concurrent with the Company's engagement of investment bankers to pursue its potential sale, the Company's Board of Directors approved in March 1997 a severance arrangement for all of the Company's employees. The purpose of this severance arrangement is to maximize shareholder value in any potential sale process and retain personnel necessary to effect an orderly transition in the event of sale. The severance arrangement would be effected only in the event the Company is sold or a change of control occurs. The total financial impact of this severance arrangement, if effected, would result in a decrement of approximately $0.10 per share to any potential sales proceeds on a fully-diluted basis. (See Note 13.)


(6) INCOME TAXES

     The Company files a consolidated United States federal income tax return for its United States incorporated entities.

     The difference between the federal income tax statutory rate of 34% and the effective tax rate of zero for such years reflected in the accompanying consolidated statements of operations relates to the uncertainty of utilizing future benefits from net operating loss carryforwards.

     The Company did not pay any United States regular or alternative minimum federal income taxes during the three-year period ended December 31, 1996 due to taxable losses in all three years.

     At December 31, 1996, the Company had accumulated net operating loss ("NOL") carryforwards for United States federal income tax purposes of approximately $25,324,000. Certain Company security transactions occurring since 1986 have triggered changes in the stock ownership of the Company aggregating more than 50% over a three-year period. Accordingly, NOL carryforwards of approximately $5,455,000 arising prior to 1987 are limited to approximately $755,000 of future utilization in the aggregate (expiring in the year 2001), and certain NOLs are (or could become) subject to limitations on the amounts that may be used to reduce taxable income in any given year based on changes in the stock ownership of the Company. Accordingly, the total net operating loss carryforwards available to reduce federal income taxes in the future are approximately $20,624,000. Such net operating loss carryforwards expire as follows for the years ending December 31 (amounts in thousands):

                1998 . . . . . . . . . . $   550
                2001 . . . . . . . . . .     205
                2002 . . . . . . . . . .      90
                2003 . . . . . . . . . .   1,555
                2004 . . . . . . . . . .     755
                2006 . . . . . . . . . .   1,045
                2007 . . . . . . . . . .   1,150
                2008 . . . . . . . . . .   1,449
                2009 . . . . . . . . . .   3,316
                2010 . . . . . . . . . .   5,727
                2011 . . . . . . . . . .   4,782
                                         -------
                                         $20,624
                                         =======

     Under the provisions of SFAS 109, "Accounting for Income Taxes," the income tax effects of temporary differences between financial and income tax reporting and carryforwards that give rise to deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows (amounts in thousands):

                                                  December 31,
                                                ----------------
                                                 1996      1995
                                                ------    ------
         Deferred tax assets:

           Net operating loss carryforwards..  $ 7,012   $ 5,805
           Other.............................        -       115
                                               -------   -------
             Total deferred tax assets.......    7,012     5,920
             Less valuation allowances.......   (4,447)   (4,145)
                                               -------   -------
             Net deferred tax assets.........  $ 2,565   $ 1,775
                                               -------   -------

         Deferred tax liabilities:

           Oil and gas properties............  $(2,414)  $(1,681)
           Other.............................     (151)      (94)
                                               -------   -------
             Total deferred tax liabilities..   (2,565)   (1,775)
                                               -------   -------
             Net deferred taxes..............  $     -   $     -
                                               =======   =======

(7) STOCKHOLDERS' EQUITY

     EQUITY OFFERING -

     On July 31, 1996, the Company completed a public offering of 6,400,000 shares of Common Stock at $4.50 per share (the "Equity Offering"). The Company sold 5,059,059 new primary shares in the Equity Offering, and certain of the Company's existing stockholders sold 1,340,941 shares. On August 28, 1996, the underwriters of the Equity Offering exercised an over-allotment option to sell an additional 300,000 shares of common stock. The Company realized total net proceeds of approximately $21.9 million from the Equity Offering after underwriters' discount and offering expenses.

     The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement at that date. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million of the proceeds from the Equity Offering to
redeem a portion of its Senior Secured Notes (see Note 4).     The remaining net
proceeds to the Company, along with availability under the Credit Agreement, were used to initiate its 3-D seismic, CAEX and exploration activities.

     The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1996, which is derived from the historical financial statements of the Company as set forth herein, adjusted to reflect the following transactions as if they had occurred at January 1, 1996: (i) the sale by the Company of 5,359,059 primary shares of common stock at a price of $4.50 per share, less underwriters' discount, (ii) the redemption of $11.3 million of the Company's 14-7/8% Senior Secured Notes and (iii) the repayment of outstanding bank debt (amounts in thousands):

     Total revenues.................    $31,622

     Net loss attributable to
      common shareholders...........    $  (711)

     Net loss per common share......    $ (0.06)


     OTHER COMMON STOCK ISSUANCES -

     During 1996, the Company issued 115,000 common shares at a price of $2.20 per share pursuant to the exercise of stock options.

     The Company issued to ING Capital an aggregate of 75,000 shares of its common stock during 1995 pursuant to the terms of its Bridge Loan.

     During 1995, holders of 2,500 shares of Series B Preferred Stock converted their shares into 64,100 common shares of the Company.

     The Company issued 16,770 and 16,671 common shares pursuant to the payment of Series E Preferred Stock dividends during 1995 and 1994, respectively.

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


     WARRANT EXCHANGES -

     During 1996, the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged an aggregate 656,250 options and warrants at exercise prices ranging from $4.00 to $5.50 per share for an aggregate of 77,000 unregistered shares of common stock of the Company.

     In July 1995, in connection with the Senior Secured Note Offering, the Company and the Series D Holders effected an agreement pursuant to which the Series D Holders exchanged their 3,424,666 warrants to purchase shares of common stock at $3.67 per share for 1,100,000 shares of unregistered common stock of the Company. This exchange agreement also contained certain conditions including certain appreciation rights to the Series D Holders effective during a two-year period following the exchange in the event of a sale of the Company or its assets and certain registration rights to the Series D Holders.

     In May 1995, BER exchanged its warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and has ascribed the same value to the common stock issued in this exchange.

     PREFERRED STOCK -

     The Series A 8% Convertible Preferred Stock, of which 5,000 shares had been outstanding, was converted into 71,428 common shares of the Company in November 1996 on an exchange basis equivalent to $3.50.

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

     The Company redeemed the total 109,312 shares of Series D Preferred Stock outstanding in July 1995 with proceeds resulting from a long-term refinancing of its debt. (See "Warrant Exchanges".)

     Pursuant to the agreement with BER for the purchase of the Bakersfield Properties, the Company issued 30,000 shares of Series E Junior Convertible Preferred Stock (the "Series E Preferred Stock") to BER. The purchase price of the Series E Preferred Stock was $100.00 per share for an aggregate face value of $3,000,000. Pursuant to the terms thereof, BER elected in October 1996 to convert all of its 30,000 shares of the Series E Preferred Stock into 857,143 shares of common stock of the Company.

     PREFERRED STOCK DIVIDENDS -

     The Company has paid dividends on its preferred stocks for the three years ended December 31, 1996 as follows (amounts in thousands):

Preferred Stock                  1996    1995    1994
---------------                 ------  ------  ------

8% Convertible Series A, B, C.. $ 258  $  265  $ 280
9% Redeemable Series D.........     -     540    455
4%-9%* Convertible Series E....   203     195     60
                                -----  ------  -----
                                $ 461  $1,000  $ 795
                                =====  ======  =====

* The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

     Dividends on the 9% Series D Preferred Stock for 1994 and the first half of 1995 were paid "in-kind" in additional shares of Series D Preferred Stock. Dividends on the Series E Preferred Stock for 1994 and the first half of 1995 were paid in shares of common stock of the Company. All other dividends were paid in cash for periods presented.


(8) STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS -

     In October 1992, the Board of Directors adopted the Company's 1992 Stock Option Plan and the Company's 1992 Nonemployee Directors' Stock Option Plan. In May 1994, the Board of Directors adopted the Company's 1994 Stock Option Plan and amended the 1992 Nonemployee Directors' Stock Option Plan to increase the aggregate number of shares which may be issued under that plan. These plans initially had available an aggregate of 1,525,000 shares of common stock and allow the granting of options to purchase shares to employees, officers and nonemployee directors of the Company at a price, for any incentive stock options, not less than the fair market value of the common stock at the time of grant. In the case of options that do not constitute incentive stock options, the options may not be less than 85% of the fair market value of the shares at the time the option is granted. The options under these plans vest over a two-year period and expire in five years.

     In addition to the above stock option plans, the Company's Board of Directors and Option Committee has, from time to time, granted options directly to its officers and directors outside of the existing plans.

     Option transactions for the three years ended December 31, 1996 are summarized as follows:


                                                           Number of Options
                                            -----------------------------------------------
                                                                                  Available
                                                                Exercise         for Future
                                            Outstanding           Price             Grant
                                            -----------         ---------        ----------
Balance at December 31, 1993..............      645,500        $2.19-$4.68           59,500
  Exercised...............................      (15,000)          $2.19                   -
  New plans or shares.....................            -                  -        1,100,000
  Granted.................................      330,000        $3.38-$4.33         (280,000)
                                              ---------                           ---------
Balance at December 31, 1994..............      960,500        $2.20-$4.68          879,500
  Expired.................................      (62,000)       $3.13-$4.68           62,000
  Granted.................................      150,000        $2.61-$3.71         (150,000)
                                              ---------                           ---------
Balance at December 31, 1995..............    1,048,500        $2.20-$4.68          791,500
  Canceled................................     (150,000)          $4.88                   -
  Exercised...............................     (115,000)          $2.20                   -
  Granted.................................      228,000        $4.56-$6.46         (228,000)
                                              ---------                           ---------
Balance at December 31, 1996..............    1,011,500        $2.61-$6.46          563,500
                                              =========                           =========

     At December 31, 1996, options to purchase 708,500 common shares were exercisable under these plans and agreements, with prices ranging from $2.61 to $4.68 per share and an aggregate exercise price of $2,537,000.


     WARRANTS -

     The Company has issued warrants in connection with certain of its financings. Issuances of these warrants are described in other footnotes herein pertaining to those transactions. All warrant transactions for the three years ended December 31, 1996 are summarized as follows:

                                    Number of
                                    Warrants      Exercise
                                   Outstanding      Price
                                   -----------    --------
Balance at December 31, 1993....       640,293   $3.20-$5.00
  Issued........................     3,757,294   $4.65-$5.50
                                    ----------
Balance at December 31, 1994....     4,397,587   $3.20-$5.50
  Expired.......................      (291,346)     $5.00
  Canceled......................    (4,424,666)  $4.75-$5.00
  Issued........................     3,051,765   $3.85-$4.75
                                    ----------
Balance at December 31, 1995....     2,733,340   $3.20-$5.50
  Canceled......................      (576,000)  $3.85-$5.50
  Exercised.....................       (30,000)     $4.00
  Issued........................       132,451   $3.57-$4.00
                                    ----------
Balance at December 31, 1996....     2,259,791   $3.20-$4.75
                                    ==========

     At December 31, 1996, all outstanding warrants were exercisable with an aggregate exercise price of $8,669,000.

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: (1) dividend yield of 0% and 0%, (2) expected volatility of 71% and

57%, (3) risk-free interest rate of 6.3% and 6.1%, and (4) expected life of 5.7 years and 6.0 years.

     The following table summarizes certain information for the shares outstanding at December 31, 1996 (shares in thousands):

                         Shares Outstanding       Shares Exercisable
                    ----------------------------  ------------------
                             Weighted   Weighted           Weighted
Range of                      Average   Average             Average
 Grant                       Remaining   Grant               Grant
 Prices             Shares     Life      Price    Shares     Price
--------            ------   ---------  --------- ------   ---------
$2.61-$2.89         125,000        5.2     $2.73   62,500      $2.73
$3.16-$3.72          25,000       10.0     $3.38   12,500      $3.38
$4.56-$4.69         121,000        5.0     $4.67        0          0
$5.15-$6.47         107,000        6.4     $5.44        0          0
                    -------                -----   ------      -----
$2.61-$6.47         378,000                $4.16   75,000      $2.78
                    =======                =====   ======      =====


     The Company's pro forma net income and earnings per share of common stock for 1996 and 1995, had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):


                             1996                 1995
                           -------              --------
                         As                   As
                      Reported  Pro Forma  Reported  Pro Forma

Net Loss Before
 Extraordinary Item   $(124)    $(242)     $(5,876)  $(5,876)
Net Loss Per Common
 Share Before
 Extraordinary Item   $(0.01)   $(0.02)    $ (0.74)  $(0.74)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe that this model provides a reliable single measure of the fair value of the Company's stock option awards.


(9) RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations for oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 (amounts in thousands):


                                   1996     1995     1994
                                  ------   ------   ------

Oil and gas revenues............  $21,716  $16,030  $10,982
Gas plant and related revenues..    6,635    6,362    1,978
                                  -------  -------  -------
                                   28,351   22,392   12,960
                                  -------  -------  -------
Production costs................    5,134    5,263    3,610
Gas plant operating costs.......    4,017    3,704    1,708
Exploration expenses............      368      311      329
Depreciation - gas plant........      392      316      159
Depletion, depreciation and
  impairment....................    7,781    5,619    3,694
                                  -------  -------  -------
                                   17,692   15,213    9,500
                                  -------  -------  -------
Income before income taxes......   10,659    7,179    3,460
Income tax expense..............    3,731    2,513    1,211
                                  -------  -------  -------
Net income......................  $ 6,928  $ 4,666  $ 2,249
                                  =======  =======  =======

     The results of operations from oil and gas producing activities were determined in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69") and, therefore, do not include corporate overhead, interest and other general income and expense items.

     The Company's depletion, depreciation and impairment expense for oil and gas properties per physical unit of production measured in barrel of oil equivalents (with six Mcf of gas equaling one barrel of oil equivalent) was $5.23, $4.26 and $4.26 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's depletion and depreciation expense for 1995 included an impairment write-down of $876,000 relating to the implementation of the provisions of SFAS 121. Excluding such impairment write-down, the Company's depletion and depreciation expense was $3.60 per barrel of oil equivalent for 1995.


(10) CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

     The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, amortization and impairment at December 31, 1996 and 1995 were as follows (amounts are in thousands):

                                        1996        1995
                                       ------      ------
   Unproved properties.............   $  4,080    $  5,040
   Proved properties...............    105,048      90,200
                                      --------    --------
   Total capitalized costs.........    109,128      95,240
   Less - accumulated depletion,
    depreciation and amortization..    (28,706)    (22,501)
                                      --------    --------
                                      $ 80,422    $ 72,739
                                      ========    ========

     The following table sets forth the costs incurred, both capitalized and expensed, in the Company's oil and gas property acquisition, exploration and development activities for the years presented (amounts in thousands):

                                 1996     1995     1994
                                -------  -------  -------

Property acquisition costs -
 Proved.......................  $ 2,592  $   256  $39,094
 Unproved.....................      629      453    7,013
Exploration costs.............      368      311      329
Development costs.............   14,500   17,457    4,998
                                -------  -------  -------
                                $18,089  $18,477  $51,434
                                =======  =======  =======

(11) MAJOR CUSTOMERS AND CREDIT RISK

     Substantially all the Company's accounts receivable at December 31, 1996 result from oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables generally have not been material. No known material credit losses were experienced during 1996.

     The Company grants short-term credit to its customers, primarily major oil and gas companies, and generally receives payment within 30 to 60 days after the month of production.

     The following table summarizes the customers that accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:


     Customer                                         1996  1995   1994
     --------                                         ----  ----   ----
     Cabot Oil and Gas Marketing Corp.....             -      -     21%
     Kern Oil and Refining................             -     10%    17%
     Mock Resources, Inc..................            20%    24%     -
     Valero Gas Marketing, L.P............             -     10%     -
     Enron Capital and Trade Resources....            18%     -      -
     Shell Oil Company....................            27%     -      -

     The Company considers its relationship with its current major customers to be satisfactory.

(12) OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

     The following table sets forth the changes in the Company's total proved reserves for the years ended December 31, 1996, 1995 and 1994. The reserve estimates for certain of the Company's minor royalty interests were prepared by Huddleston Engineering. All other U.S. reserve estimates for the Company were prepared by Ryder Scott Company. Both firms are independent petroleum engineering firms.

     During 1994, the acquisition of interests in the San Joaquin Basin properties account for the reserve volumes purchased in 1994. Additional development drilling work performed on the San Joaquin properties during the last six months of 1994 resulted in an extension of the proved undeveloped reserve area and was reflected in extension and discoveries. The improved production performance of the properties also resulted in an upward revision of the proved reserves. Improved performance on certain Permian Basin properties also resulted in an increase in reserves. The less than expected performance of the South Texas gas properties and reduced gas prices at December 31, 1994 resulted in downward revisions of the South Texas reserves. Although gas prices were generally lower at December 31, 1994, as compared to December 31, 1993, an increase in oil prices during the same period provided an offset in revenue which prevented significant changes in economic limits for various properties.

     During 1995, the continued development drilling program on the San Joaquin properties and the successful drilling of a step-out well on the Ellis Lease resulted in a further extension of the proved undeveloped area which was reflected in extension and discoveries. The favorable gas production rates on the properties also resulted in an upward revision of the proved gas reserves. In

1995, the acquisition of interests in additional wells in the San Joaquin properties and the acquisition of additional properties in the Permian Basin accounted for the reserve volumes purchased in 1995.

     During 1996 the extensions and discoveries primarily reflect the extension of the proved undeveloped area on the Truman and Tisdale leases with two successful wells drilled on the Tisdale lease in 1996. The sales in place volumes are a result of the sale of certain minor interest properties in the Permian Basin. The upward revisions of oil and gas reserves reflect performance of the San Joaquin properties and a revision of undeveloped oil reserves in the Permian Basin.


                                        Oil          NGLs        Gas
                                     --------     ---------   ---------
Proved Reserves                        (Bbls)       (Bbls)      (Mcf)
---------------                      --------     ---------   ---------
December 31, 1993..................   1,724,368           -   17,168,956

  Revisions of previous estimates..   1,697,742           -    5,538,878
  Extensions, discoveries and
    other additions................     950,013           -    5,356,714
  Sales in place...................      (2,411)          -     (280,907)
  Purchases in place...............   6,523,611   2,994,273   45,344,000
  Production.......................    (311,831)    (85,940)  (3,325,641)
                                     ----------   ---------   ----------
December 31, 1994..................  10,581,492   2,908,333   69,802,000

  Revisions of previous estimates..     (17,124)    102,106   10,118,498
  Extensions, discoveries and
    other additions................   1,851,381     174,991   12,291,500
  Purchases in place...............     404,508           -      561,281
  Production.......................    (462,533)   (206,823)  (5,137,079)
                                     ----------   ---------   ----------
December 31, 1995..................  12,357,724   2,978,607   87,636,200


  Revisions of previous estimates..     273,958    (256,945)   3,538,467
  Extensions, discoveries and
    other additions................     639,010           -   10,462,000
  Sales in place...................    (336,516)          -     (315,520)
  Production.......................    (522,527)   (232,222)  (5,795,347)
                                     ----------   ---------   ----------
December 31, 1996..................  12,411,649   2,489,440   95,525,800
                                     ==========   =========   ==========

Proved developed reserves -

December 31, 1994..................   2,555,988   1,014,293   27,651,000
                                     ==========   =========   ==========
December 31, 1995..................   2,801,504     939,088   32,474,000
                                     ==========   =========   ==========
December 31, 1996..................   2,691,456     924,628   34,589,000
                                     ==========   =========   ==========

     STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS -

     The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (amounts in thousands):

                                                1996        1995        1994
                                               ------      ------      ------

Future cash inflow.........................  $ 754,020   $ 478,302   $ 375,585
Future production, development and
  abandonment costs........................   (276,963)   (238,517)   (215,163)
                                             ---------   ---------   ---------
Future cash flows before income taxes......    477,057     239,785     160,422
Future income taxes........................   (137,674)    (47,082)    (27,228)
                                             ---------   ---------   ---------
Future net cash flows......................    339,383     192,703     133,194
10% discount factor........................   (154,200)    (81,798)    (52,381)
                                             ---------   ---------   ---------
Standardized measure of discounted
  future net cash flow.....................  $ 185,183   $ 110,905   $  80,813
                                             =========   =========   =========

Changes in standardized measure
  of discounted future net cash flows:
    Sales of oil, gas and natural gas
      liquids, net of production costs.....  $ (21,912)  $ (10,857)  $  (7,643)
    Extensions, discoveries and other
      additions............................     21,140      13,667       6,381
    Revisions of estimates of reserves
      proved in prior years:
      Quantity estimated...................      7,216       7,685      16,144
      Net changes in price and production
        costs..............................    103,762      22,261      (6,446)
    Accretion of discount..................     12,450       8,668       2,098
    Purchases of reserves in place.........          -       3,252      57,001
    Sales of reserves in place.............     (2,463)          -        (342)
    Development costs incurred.............     15,085     (16,691)       (977)
    Changes in future development costs....     (7,896)     17,167         790
    Net change in income taxes.............    (61,915)     (7,725)     (2,696)

    Changes in production rates (timing)
      and other............................      8,811      (7,335)     (1,305)
                                             ---------   ---------   ---------
    Net change.............................  $  74,278   $  30,092   $  63,005
                                             =========   =========   =========

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

     The 1994 revisions of the purchase of reserves in place reflected the acquisition of the property interests in the San Joaquin Basin, California. The extension and discoveries were a result of the extension of the proved undeveloped area of the San Joaquin leases. The upward revisions were primarily a result of improved performance on the Bakersfield Properties which offset the under performance of certain South Texas Properties. The sales of oil and gas were significantly increased reflecting the production from the Bakersfield Properties purchased June 30, 1994.

     The 1995 upward revision in extensions and discoveries reflected the increased proved undeveloped area on the Ellis Lease in the Bakersfield Properties which resulted from the development drilling activity and the drilling of a step-out well. Revisions of previous estimates of proved reserves were largely a result of favorable gas production on the Bakersfield Properties. The net changes in prices and production costs were primarily a reflection of higher crude oil prices at December 31, 1995, as compared to prior year.
Reserve purchases include the acquisition of interests in additional San Joaquin wells and the acquisition of additional properties in the Permian Basin.

     The 1996 extensions and discoveries reflect the increased proved undeveloped area on the Truman and Tisdale leases in the San Joaquin properties. The upward revision of prior year estimates of reserve quantities were a result of performance of the San Joaquin properties and the additions of undeveloped reserves in the Permian Basin. The changes due to sale of reserves in place reflect the sale of minor value properties in the Permian Basin in December 1996. The net changes in prices and production costs are primarily a result of higher oil and gas prices at December 31, 1996.

(13) SUBSEQUENT EVENT

     In March 1997 the Company announced that it had engaged a group of investment bankers to pursue the potential sale of the Company. There can be no assurances that this process will result in the sale of the Company. In the event the Company is sold, there can be no assurances as to the amount or form of consideration that the Company's shareholders would receive in such a transaction. The Company intends to continue conducting its business without regard to any potential outcome of the proposed sale.