Form 10-K405/A
period 1996-12-31
HARCOR ENERGY INC
filed 1997-04-25
CIK 315272

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                             ____________________
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

   Document incorporated by reference:  None.
================================================================================

                              HARCOR ENERGY, INC.
                              -------------------

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as follows:

                                   PART III
                                   --------

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Vinod K. Dar and Herbert Oakes Jr.


STOCK OPTION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Stock Option and Compensation Committee's (the "Compensation Committee") principal duties are to review and approve the compensation of the officers of the Company. In addition, the Compensation Committee administers the Company's 1994 Stock Option Plan and has the sole authority to make grants to officers pursuant to such plan. Members of the Compensation Committee are not eligible to participate in the 1994 Stock Option Plan.

     EXECUTIVE COMPENSATION. The Compensation Committee believes that compensation of executive officers should not only be adequate to attract, motivate and retain competent executive personnel, but should also serve to align the interests of executive officers with those of stockholders. To achieve these ends the Company has adopted both short-term and long-term incentive compensation plans that are dependent upon the Company's performance. The Compensation Committee does not currently intend to award levels of compensation that would result in a limitation on the deductibility of a portion of such compensation for federal income tax purposes pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code");

however, the Compensation Committee may authorize compensation that results in such limitations in the future if it determines that such compensation is in the best interest of the Company.

     Base Salary. While the Compensation Committee believes it is crucial to provide salaries within a competitive market range in order to attract and retain personnel who are highly talented, the Compensation Committee has established a philosophy of generally providing conservative base salaries coupled with incentive compensation opportunities that strongly emphasize pay-for-performance. The specific competitive markets considered depend on the nature and level of the positions in question and the labor markets from which qualified individuals would be recruited. For 1996, the Compensation Committee increased base salaries, which had not been increased since 1992, by 12% to reflect Consumer Price Index increases for the years 1993, 1994 and 1995. Also an additional increase of 10% was granted, after consultation with an independent human resources consulting firm and a review of peer group information, to be based, in part, on the successful closing of the Company's equity offering, resulting in a total increase of 22% over 1995 levels. The Compensation Committee intends to review the executive group's salaries on a biannual basis and adjust them if they deviate substantially from the average for other comparable companies or from salary levels implied by other market data.

     Incentive Bonus Compensation. The Compensation Committee is responsible for determining the participants, performance criteria to be used, award levels and allocation of incentives. Any allocated incentives are awarded to executive officers based upon performance factors that are reviewed annually to reflect the Company's goals for that year. It is the overall objective of the Company that the Incentive Plan not reward employees until the Company's stockholders have been appropriately rewarded for investing in the Company. The Compensation Committee is not required to grant awards for all amounts available under the Incentive Plan. For the 1996 performance year, a total of $ 285,000.00 was available for awards, and $142,500.00 was paid. Awards granted to the named executive officers for the 1996 performance year are presented under "Bonus" in the Summary Compensation Table.

     1994 Stock Option Plan. The Company's 1994 Stock Option Plan authorizes the Compensation Committee to award stock options to purchase up to 800,000 shares of Common Stock to the officers and employees of the Company. The Compensation Committee determined, after consultation with an independent human resources consulting firm, that this number was comparable to the number of shares available for grant under stock option plans of similar companies. The Compensation Committee generally grants non-statutory options at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options have five-year terms, with exercise restrictions that lapse over a two-year period.

     Stock option grants are designed to align the long-term interests of the Company's executive officers with those of its stockholders by linking compensation to Company goals, as well as by enabling officers to develop and maintain a significant, long-term equity ownership position in the Company.

     Awards of stock options to the named executive officers in 1996 pursuant to the 1994 Stock Option Plan are presented under "Long-Term Awards" in the Summary Compensation Table. Such awards were granted in order to provide the named executive officers with further incentive with respect to the Company's future performance, to further align the interests of such executive officers with those of the Company's stockholders, to provide additional incentive for such executive officers to continue in their positions with the Company and to award such executive officers for their contribution to the Company's performance in 1996.

     401(k) Plan. Under the Company's 401(k) profit sharing plan, eligible employees, including executive officers, are permitted to defer receipt of up to 15% of their compensation (subject to certain limitations imposed under the Code). The amounts held under the plan are to be invested among various investment funds maintained under the plan in accordance with the directions of each participant. The plan is administered by an outside benefits specialist.

     Salary deferral contributions by participants are 100% vested. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment. In addition, hardship distributions to participants from the plan are available under certain conditions. The amount of benefits ultimately payable to a participant under the plan depends on the level of the participant's elective deferrals under the plan and the performance of the investment funds maintained under the plan in which contributions are invested. The Company currently does not have any provisions for matching employee's deferral contributions in the Plan.

     Chief Executive Officer Compensation. As described above, the Company's executive compensation philosophy, including the compensation of the Company's Chief Executive Officer, Mark G. Harrington, is a competitive, but conservative, base salary and incentive compensation based upon the Company's performance.
In setting both the cash-based and the equity-based elements of Mr. Harrington's compensation, the Compensation Committee made an overall assessment of Mr. Harrington's leadership in achieving the Company's long-term strategic and business goals.

     Base Salary. Mr. Harrington's base salary for 1996 was $231,800.00. Mr. Harrington's base salary reflects a consideration of both competitive forces and the Company's performance. The Company does not assign specific weights to
these categories.   It  is based upon the criteria set forth above under
"Executive Compensation - Base Salary."

     Incentive Compensation. Mr. Harrington was awarded $80,908.00 bonus for the 1996 performance year. This award was based upon the criteria set forth above under "Executive Compensation - Incentive Bonus Compensation."

     Stock Option Plan. Mr. Harrington was granted options to purchase 75,000 shares of Common Stock pursuant to the 1994 Stock Option Plan in 1996. These awards were based on the factors described above under "Executive Compensation - 1994 Stock Option Plan."

                                Compensation Committee

                                Vinod K. Dar
                                Herbert Oakes, Jr.

                               PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five-year period (December 31, 1991 to December 31, 1996) with the cumulative total return of the NASDAQ Composite
(US) and a peer group described more fully below (the "Peer Group"). Dividend reinvestment has been assumed and, with respect to Companies in the Peer Group, the returns of each such Company have been weighted to reflect relative Stock Market Capitalization as of the beginning of the measurement period.

-----------------------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS
                         12/31/91    12/31/92    12/31/93    12/30/94    12/29/95    12/31/96
-----------------------------------------------------------------------------------------------------
HARCOR ENERGY, INC.     $  100.00   $  133.33   $  112.50   $  100.00   $   87.50   $  162.50
-----------------------------------------------------------------------------------------------------
PEER GROUP              $  100.00   $  125.75   $  126.73   $  134.54   $  157.02   $  252.17
-----------------------------------------------------------------------------------------------------
NASDAQ COMPOSITE (US)   $  100.00   $  116.38   $  133.59   $  130.59   $  130.59   $  227.16
-----------------------------------------------------------------------------------------------------

The Peer Group consists of Abraxas Petroleum Corp., Arch Petroleum, Inc., Callon Petroleum Co., Howell Corporation, Lomak Petroleum, Inc., McFarland Energy, Inc. and PANACO Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HARCOR ENERGY, INC.
                               (Registrant)


DATE: April 23, 1997          By: /s/ Gary S. Peck
     -----------------           ------------------------------------------
                                 Gary S. Peck
                                 Vice President - Finance & Administration
                                 Chief Financial Officer and Corporate Secretary