Form 10-Q
period 1997-03-31
HARCOR ENERGY INC
filed 1997-05-14
CIK 315272

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                  (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

YES [ X ] NO [ ]

         The number of shares of Registrant's Common Stock outstanding at May 14, 1997 was 15,170,836.


================================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997
                      ------------------------------------


                                          Part I - Financial Information                                       Page
                                          ------------------------------                                       ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31,
     1997 (unaudited) and December 31, 1996                                                                      1

   Consolidated Statements of Operations for the Three
     Months Ended March 31, 1997 and 1996 (unaudited)                                                            3

   Consolidated  Statement of Stockholders' Equity
     for the Three Months Ended March 31, 1997 (unaudited)                                                       4

   Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1997 and 1996 (unaudited)                                                      5

   Notes to Unaudited Consolidated Financial Statements                                                          8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                          15


                                            Part II - Other Information
                                            ---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                                                       25


                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                                     ASSETS


                                                                         March 31,       December 31,
                                                                           1997              1996
                                                                      -------------      -------------
CURRENT ASSETS:
  Cash and cash investments .....................................     $   2,241,240      $   1,593,330
  Accounts receivable ...........................................         3,807,651          8,894,240
  Prepaids and other ............................................           447,617            185,618
                                                                      -------------      -------------
  Total current assets ..........................................         6,496,508         10,673,188
                                                                      -------------      -------------

PROPERTY AND EQUIPMENT, at cost, successful efforts method:
  Unproved oil and gas properties ...............................         4,175,212          4,079,779
  Proved oil and gas properties:
    Leasehold costs .............................................        57,168,192         56,934,690
    Plant, lease and well equipment .............................        20,258,509         19,194,951
    Intangible development costs ................................        29,522,025         28,918,323
  Furniture and equipment .......................................           391,961            373,772
                                                                      -------------      -------------
                                                                        111,515,899        109,501,515
  Less - accumulated depletion,
    depreciation and amortization ...............................       (30,552,329)       (28,876,525)
                                                                      -------------      -------------

  Net property, plant and equipment .............................        80,963,570         80,624,990
                                                                      -------------      -------------

OTHER ASSETS ....................................................         3,510,670          3,328,364
                                                                      -------------      -------------

                                                                      $  90,970,748      $  94,626,542
                                                                      =============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,       December 31,
                                                      1997             1996
                                                  ------------      ------------
CURRENT LIABILITIES:
  Current portion of long-term
    bank debt ...............................     $    575,000      $    385,500
  Other short-term debt .....................           34,200                --
  Accounts payable and accrued
    liabilities .............................        6,309,743        10,348,318
                                                  ------------      ------------

  Total current liabilities .................        6,918,943        10,733,818
                                                  ------------      ------------

LONG-TERM BANK DEBT .........................        1,725,000         1,700,000
                                                  ------------      ------------

14-7/8% SENIOR SECURED NOTES ................       52,459,498        52,400,131
                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    30,000 shares outstanding ...............              300               300
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    15,170,836 and 15,110,836
    shares outstanding at March 31,
    1997 and December 31, 1996,
    respectively ............................        1,517,084         1,511,084
  Additional paid-in capital ................       50,110,612        49,891,612
  Accumulated deficit .......................      (21,760,689)      (21,610,403)
                                                  ------------      ------------

  Total stockholders' equity ................       29,867,307        29,792,593
                                                  ------------      ------------

                                                  $ 90,970,748      $ 94,626,542
                                                  ============      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                     -------------------------------------

                                                   Three Months Ended
                                                      March 31,
                                             ---------------------------
                                               1997             1996
                                            -----------      -----------
REVENUES:
  Oil and gas revenues ................     $ 5,035,478      $ 5,956,058
  Gas plant operating
         and marketing revenues .......       1,570,616        1,623,785
  Interest income .....................          10,311           10,310
  Other ...............................          10,328            6,413
                                            -----------      -----------
                                              6,626,733        7,596,566
                                            -----------      -----------
COSTS AND EXPENSES:
  Production costs ....................       1,213,895        1,436,729
  Gas plant operating
         and marketing costs ..........         897,274          956,190
  Engineering and geological costs ....         149,143          101,007
  Depletion, depreciation and
    amortization ......................       1,675,804        1,706,560
  General and administrative expenses .         670,361          720,795
  Interest expense ....................       2,170,542        2,642,541
  Other ...............................              --          260,703
                                            -----------      -----------
                                              6,777,019        7,824,525
                                            -----------      -----------

  Loss before provision for income tax         (150,286)        (227,959)

Provision for income taxes ............              --               --
                                            -----------      -----------

  Net operating loss ..................        (150,286)        (227,959)

Dividends on preferred stock ..........         (60,000)        (132,500)
                                            -----------      -----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS ........................     $  (210,286)     $  (360,459)
                                            ===========      ===========

NET LOSS PER COMMON SHARE .............     $     (0.01)     $     (0.04)
                                            ===========      ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                ------------------------------------------------

                                        PREFERRED STOCK          COMMON STOCK              ADDITIONAL
                                       -----------------    -------------------------        PAID-IN        ACCUMULATED
                                        SHARES    AMOUNT      SHARES         AMOUNT          CAPITAL          DEFICIT
                                       -------    -----     ----------     ----------     ------------      -------------
Balance, December 31, 1996 ........     30,000     $300     15,110,836     $1,511,084     $ 49,891,612      $(21,610,403)

Issuance of common stock ..........         --       --         60,000          6,000          279,000

Preferred stock dividends .........         --       --             --             --          (60,000)               --

Net loss for three months
  ended March 31, 1997 ............         --       --             --             --               --          (150,286)
                                       -------    -----     ----------     ----------     ------------      ------------

Balance, March 31, 1997 ...........     30,000     $300     15,170,836     $1,517,084     $ 50,110,612      $(21,760,689)
                                       =======    =====     ==========     ==========     ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                     -------------------------------------

                                                        Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                     1997              1996
                                                  -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ..................................     $  (150,286)     $   (227,959)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depletion, depreciation and
        amortization ........................       1,675,804         1,706,560
      Amortization of deferred charges ......         211,150           239,574
  Exploration costs .........................         149,143           101,007
  Other .....................................           7,917           260,703
                                                  -----------      ------------
                                                    1,893,728         2,079,885
  Changes in working capital, net
    of effects of non-cash transactions .....       3,644,309        (2,167,741)
                                                  -----------      ------------
  Net cash provided by (used in)
    operating activities ....................       5,538,037           (87,856)
                                                  -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration costs .........................        (149,143)         (101,007)
  Additions to property and equipment .......      (4,777,678)       (9,635,408)
                                                  -----------      ------------
  Net cash used in investing activities .....      (4,926,821)       (9,736,415)
                                                  -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term bank debt .........         300,000         1,900,000
  Repayment of other debt ...................         (51,300)               --
  Dividends on preferred stock ..............         (60,000)         (132,500)
  Other .....................................        (152,006)         (170,939)
                                                  -----------      ------------
  Net cash provided by
     financing activities ...................          36,694         1,596,561
                                                  -----------      ------------

  Net increase (decrease) in cash ...........         647,910        (8,227,710)
  Cash at beginning of period ...............       1,593,330        12,204,460
                                                  -----------      ------------
  Cash at end of period .....................     $ 2,241,240      $  3,976,750
                                                  ===========      ============


                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
               --------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     HarCor Energy, Inc. (the "Company") made interest payments of $4,038,000 and $4,668,000 during the three months ended March 31, 1997 and 1996, respectively.

     The Company received payment of $4,674,000 in January 1997 relating to the sale of oil and gas properties effective December 1996. The proceeds from sale and disposition of assets is reflected in cash flows in the current period.

     SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - THREE MONTHS ENDED MARCH 31, 1997

     The Company issued an aggregate of 60,000 restricted shares of common stock on behalf of certain of its directors which was valued as deferred compensation of $285,000 and is not reflected in financing activities.

     Included in investing activities are payments of $4,725,000 relating to drilling costs which were accrued but unpaid at December 31, 1996. At March 31, 1997, the Company had accrued capital costs aggregating $2,059,000 which are not reflected in investing activities.

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

     Included in investing activities are payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1995. At March 31, 1996, the Company had accrued capital costs and a capitalized lease aggregating $1,649,000 which are not reflected in investing activities.


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the current period include the accounts and results of HarCor Energy, Inc. ("HarCor") and, for the three months ended March 31, 1996, its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTAC") (collectively, the "Company" or "HarCor" unless the context specifies otherwise). Warrior and HTAC had no material operations and were merged into HarCor in March 1996.

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

         A summary of the Company's significant accounting policies is included in the consolidated financial statements and notes thereto, contained in its Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K"). The unaudited consolidated financial data presented herein should be read in conjunction with the 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1997 and 1996.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         GAS BALANCING -

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

         CAPITALIZED INTEREST COSTS -

         Interest costs of $95,000 for the three months ended March 31, 1997 have been capitalized as part of the historical costs of unproved oil and gas properties.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

         Accounts payable and accrued liabilities at March 31, 1997 comprised the following (amounts in thousands):

         Accrued development costs ...............     $2,059
         Accrued interest payable ................      1,694
         Trade accounts payable and other ........      2,557
                                                       ------
                                                       $6,310
                                                       ======

         STOCK COMPENSATION PLANS -

     The Company accounts for its Stock Compensation Plans by applying provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, no compensation expense has been recognized for awards granted under these plans. The Company has elected not to apply SFAS No. 123, "Accounting for Stock Based Compensation", which would result in additional compensation expense in the statement of income for the current period.

         NET LOSS PER COMMON SHARE -

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 15,130,000 and 8,685,000 for the three-month periods ended March 31, 1997 and 1996, respectively.

         CHANGES IN ACCOUNTING PRINCIPLES -

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS computed using the requirements of SFAS 128 are the same as the Company's currently disclosed primary EPS.

         In February 1997, the FASB issued SFAS No. 129 - "Disclosures of Information about Capital Structures" which is applicable to all entities that issue securities other than ordinary common stock and is effective for all periods ending after December 15, 1997. There are no additional disclosures required of the Company at this time relating to the issuance of SFAS No. 129.

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


(2) LONG-TERM DEBT

         Availability under the Company's current credit facility, entered into in July 1995 (the "Credit Agreement"), is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at March 31, 1997. Availability under the Credit Agreement will terminate on June 30, 1997, and amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. The Company has entered into discussion with ING concerning renewal of the Credit Agreement. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $2.3 million outstanding under the Credit Agreement at March 31, 1997. The effective interest rate on the balance outstanding was 8.26% at that date.

         The Credit Agreement contains certain customary and usual covenants and restrictions which impose limitations on the Company with respect to, among other things, dividends, financial condition and ratios, use of borrowings and additional debt incurrence. All indebtedness of the Company under the Credit Agreement is secured by a first lien upon substantially all of the Company's oil and gas properties as well as by a pledge of all of the capital stock of the Company's subsidiaries and the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.


(3) SENIOR SECURED NOTES

         THE NOTES -

         The Company's 14-7/8% Senior Secured Notes, which were issued in July 1995 (the "Notes"), bear interest at the rate of 14-7/8% per annum and are payable semi-annually on January 15 and July 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:

          Year                                                   Percentage
          1999.................................................        110%
          2000.................................................        107%
          2001 and thereafter..................................        100%

         The Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company securing its bank debt.

         There were a total of $53.7 million Notes outstanding (face value) at March 31, 1997. The difference between the face value of the Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

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


(4) COMMITMENTS AND CONTINGENCIES

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

         As of January 31, 1997, the Company was a party to various gas contracts covering volumes of approximately 2.9 Bcf and 0.3 Bcf for 1997 and 1998, respectively, at fixed prices ranging from $1.68/MMBtu to $2.07/MMBtu or indexed prices; and oil hedges covering notional volumes of approximately 288 MBOE and 29 MBOE for 1997 and 1998, respectively, at fixed prices ranging from $17.25/Bbl to $18.51/Bbl or indexed prices.

         EMPLOYEE SEVERANCE OBLIGATION -

       Concurrent with the Company's engagement of investment bankers to pursue its potential sale, the Company's Board of Directors approved in March 1997 a severance arrangement for all of the Company's employees. The purpose of this severance arrangement is to maximize shareholder value in any potential sale process and retain personnel necessary to effect an orderly transition in the event of sale. The severance arrangement would be effected only in the event the Company is sold or a change of control occurs. The total financial impact of this severance arrangement, if effected, would result in a decrement of approximately
$0.10 per common share to any potential sales proceeds on a fully-diluted basis. (See Note 6.)

(5) ISSUANCE OF COMMON STOCK -

     In February 1997 the Company issued an aggregate of 60,000 restricted shares of common stock on behalf of certain of its directors as deferred compensation which will be amortized for a period of three years. The deferral period may be accelerated under certain circumstances.

(6) PREFERRED STOCK DIVIDENDS -

     The Company paid cash dividends on preferred stocks for the three months ended March 31, 1997 and 1996 as follows:

                                              Three Months Ended
                                                  March 31,
                                             ---------------------
                                               1997         1996
                                             --------     --------
   8% Convertible (Series A, B, C) .....     $ 60,000     $ 65,000
   9% Convertible (Series E) ...........           --       67,500
                                             --------     --------
                                             $ 60,000     $132,500
                                             ========     ========

         During the fourth quarter of 1996, both the Series A Preferred Stock and the Series E Preferred Stock were converted into shares of common stock of the Company and therefore paid no dividends in the current period.

(7) STRATEGIC ALTERNATIVES -

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


     All dollar amounts referenced in this Item 2. discussion have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED MARCH 31, 1997 AND 1996

     REVENUES - The Company's total revenues decreased $970,000 (13%) from $7,597,000 in first quarter 1996 to $6,627,000 in the current period.

     The Company's oil and gas revenues decreased $921,000 (15%) from $5,956,000 in the first quarter of 1996 to $5,035,000 in the current period due to decreased oil and gas production in the current period. Oil and gas production was lower in the current period as compared to first quarter 1996 for the following reasons: (i) first quarter 1996 included the effect of higher initial production rates resulting from the initial phases of the Company's development drilling program on the Bakersfield Properties; (ii) the conversion of twelve producing wells to water injection wells beginning in the latter part of 1996 as part of the Ellis waterflood project on the Bakersfield Properties;
(iii) normal production rate declines on the older phase development wells on the Bakersfield Properties; and (iv) lost production from the sale of a substantial portion of the Company's Permian Basin properties in December 1996.

     Oil revenues decreased $807,000 (29%) from $2,741,000 in first quarter 1996 to $1,934,000 in the current period. Oil production decreased 61,400 barrels (39%) from 158,200 barrels in the first quarter of 1996 to 96,800 barrels in the current period due to the reasons noted above. A decrease in volumes of 44,900 barrels was attributable to the Bakersfield Properties while oil production from the Company's other properties decreased 16,500 barrels in the aggregate due to the sale of the Permian Basin properties. The effect of lower production in the current period was somewhat mitigated by higher unit prices. The average unit price received for oil was $21.83 per barrel during first quarter 1997 (exclusive of hedging charges of $178,000) compared to $17.33 per barrel for the same period in 1996.

         The Company's gas revenues decreased $114,000 (4%) from $3,215,000 in the first quarter of 1996 to $3,101,000 in the current period also due to decreased production. Gas production decreased 495,000 Mcf (29%) from 1,731,000 Mcf in first quarter 1996 to 1,236,000 Mcf in the current quarter primarily due to the reasons noted above related to the Bakersfield Properties, which declined 489,000 Mcf in the current period. Gas production from the Company's South Texas and other properties remained the same in the current period. The effect of lower production in the current period was somewhat mitigated by higher unit prices. Average unit prices received for gas increased in the current period to $2.51 per Mcf as compared to $1.86 per Mcf in the first quarter of 1996.

         During the current quarter, the Company realized revenues of $1,571,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $1,101,000 from the sale of processed natural gas liquids (48,000 barrels at an average composite price of $22.94 per barrel), $437,000 from the resale of natural gas purchased from third parties, and $33,000 in processing fees. During the first quarter of 1996, the Company realized revenues of $1,624,000 from gas plant and gas marketing activities which consisted of $1,131,000 from the sale of natural gas liquids (62,300 barrels at an average composite price of $18.16 per barrel), $468,000 from the resale of natural gas purchased from third parties, and $25,000 in gas processing fees.

         The Company realized total interest and other income of $21,000 in the first quarter of 1997 as compared to $17,000 during the first quarter of 1996.

         COSTS AND EXPENSES - Total costs and expenses decreased $1,048,000 (13%) from $7,825,000 in first quarter 1996 to $6,777,000 in the current period.

         The Company's oil and gas production costs decreased $223,000 (15%) from $1,437,000 in the first quarter of 1996 to $1,214,000 in the current period due to a decrease in oil and gas production volumes in the current period as discussed in REVENUES above. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") was $3.91 per BOE in the current period as compared to $3.22 in first quarter 1996.

         During the first quarter of 1997, the Company incurred costs of $897,000 resulting from the operations of its natural gas processing plant and gas marketing activities. These costs included $596,000 for the purchase of natural gas for resale and $301,000 of direct fixed and variable operating expenses. The Company's gas plant costs for first quarter 1996 totaled $956,000.

         The Company incurred engineering and geological expenses of $149,000 and $101,000 during the three months ended March 31, 1997 and 1996, respectively.

         The Company's total depletion, depreciation and amortization ("DD&A") expense decreased slightly (2%) from $1,706,000 in first quarter 1996 to $1,676,000 in the first quarter of 1997 due to decreased levels of oil and gas production in the current period. The DD&A rate per BOE for oil and gas reserves was estimated at $5.23 in the current period as compared to an estimated $3.60 per BOE during first quarter 1996. The increase in DD&A per BOE was due to increased costs resulting from the continuing development of the Bakersfield Properties.

         The Company's general and administrative expenses were $670,000 and $721,000 for the quarters ended March 31, 1997 and 1996, respectively, representing a decrease of $51,000 (7%) in the current period.

         The Company's interest expense decreased $472,000 (18%) from $2,643,000 in first quarter 1996 to $2,171,000 in first quarter 1997 due to the retirement of $11.3 million of the Company's 14-7/8% Senior Secured Notes in the third quarter of 1996. Dividends on preferred stock were $60,000 in the first quarter of 1997 as compared to $132,000 in the first quarter of 1996. The decrease in dividends was due to the conversion of the Company's Series A and Series E Preferred Stock into common stock of the Company during the fourth quarter of 1996.

         NET LOSS - The Company's net operating loss was $150,000 for the quarter ended March 31, 1997, while net loss attributable to common stockholders after preferred dividends was $210,000 or $.01 per share. For the quarter ended March 31, 1996, the Company had a net operating loss of $228,000 and a net loss attributable to common stockholders of $360,000 ($.04 per share) after preferred dividends.

         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flow from operations and a combination of debt and equity financings as needs for capital have arisen. During the three months ended March 31, 1997, the Company generated net cash from operations of $5,538,000 as compared to $88,000 used in operations in 1996. The Company realized net proceeds of $37,000 from financing activities during the current period as compared to net proceeds from financing activities of $1,597,000 during first quarter 1996. The Company utilized a total of $4,927,000 in investing activities in the current period, which consisted mainly of developmental drilling activities, as compared to $9,736,000 during first quarter 1996.

         WORKING CAPITAL - The Company had a working capital deficit of $422,000 with a current ratio of 0.94:1 at March 31, 1997 as compared to a working capital deficit of $61,000 and a current ratio of 1:1 at December 31, 1996.


OPERATING ACTIVITIES

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

         During the three months ended March 31, 1997, the Company generated discretionary cash flow of $1,894,000 (before changes in other working capital of $3,644,000). This compares to $2,080,000 (before non-cash changes in working capital of $2,168,000) during the same period in 1996. The decrease in the current period's revenue as compared to first quarter 1996 was primarily due to decreased oil and gas production resulting from the following factors: (i) first quarter 1996 included the effect of higher initial production rates resulting from the initial phases of the Company's development drilling program on the Bakersfield Properties;(ii) the conversion of certain producing wells to water injection wells on a waterflood project on the Bakersfield Properties beginning in the latter part of 1996, (iii) production declines on older of the Bakersfield development wells, and (iv) lost production from the sale of a substantial portion of the Company's Permian Basin Properties in December 1996. In spite of these factors negatively impacting production, the Company's current quarter production was relatively flat in the aggregate as compared to the prior two quarters.

         The effect of the current period's decline in production volumes was partially mitigated by interest expense savings as a result of the retirement of a portion of the Company's 14-7/8% Senior Secured Notes and higher unit prices realized for oil and gas production. (See RESULTS OF OPERATIONS.)

         The Company is continuing to drill additional wells on the Bakersfield Properties with plans to drill 30 additional wells on the Ellis lease, 6 new Truman lease wells and 2 Tisdale lease wells in 1997. During the first quarter drilling activity included 4 new wells on the Ellis lease and one new well on the Truman lease. (See DEVELOPMENTAL DRILLING ACTIVITIES which follows.) Production in the first half of 1997 will continue to be negatively impacted by production losses resulting from the conversion of additional producing wells to injector wells on the Ellis lease waterflood project. However, the Company anticipates a favorable response in the second half of 1997 resulting from its continued drilling on the Ellis and Truman leases and anticipated response from the waterflood project that was initiated during the latter part of 1996.

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the three months ended March 31, 1997 have not had a material effect on the Company's liquidity or results of operations. (See Note 4 of "Notes to Consolidated Financial Statements" included herein.)


FINANCING ACTIVITIES

         SUMMARY - The Company realized net proceeds of $37,000 from financing activities during first quarter which consisted of $300,000 from long-term bank debt; uses of financing proceeds consisted $60,000 for the payment of preferred dividends and $203,000 in miscellaneous financing activities.

         CREDIT AGREEMENT - Availability under the Company's Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at March 31, 1997, and there was $2.3 million outstanding under the Credit Agreement at that date. Availability under the Credit Agreement will terminate on June 30, 1997, at which time amounts outstanding will convert to a term loan on September 30, 1997, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2000. The Company has entered into discussions with ING concerning renewal of the Credit Agreement. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus .5% at the Company's option.

         The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at March 31, 1997.

         14-7/8% SENIOR SECURED NOTES - The Company's $53.7 million (face value) of 14-7/8% Senior Secured Notes (the "Notes") bear interest at the rate of 14-7/8% per annum and is payable semi-annually on January 15 and July 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:


          Year                           Percentage
          ----                           ----------
          1999 .......................     110%
          2000 .......................     107%
          2001 and thereafter ........     100%

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


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

         DEVELOPMENTAL DRILLING ACTIVITIES - The Company incurred a total of approximately $2.0 million in drilling, development and related expenditures during the first quarter of 1997, the majority of which were related to the continued development of the Bakersfield Properties. Based on current engineering estimates, the Company anticipates that as of December 31, 1996, total additional drilling necessary to completely develop the proven reserves of Bakersfield Properties over future years will result in approximately 176 new wells at an estimated capital cost of $59 million (based on current drilling costs). Approximately $14 million is planned to be spent during the remainder of 1997, and $45 million thereafter. These future development costs for the Bakersfield Properties also include additional costs for full development of a waterflood project in the Diatomite Formation on the Ellis lease. During July, 1996 water injection was initiated in the waterflood pilot project area with completion of the installation of the entire project anticipated by January 1, 1999. These estimates may vary as the Company further evaluates the results of drilling activities and results of future operations.

         The Company is also involved in a small waterflood project on its Permian Basin properties and has approximately $2.1 million in capital expenditures planned in this area during the next two years.

         EXPLORATION ACTIVITIES - The Company has entered into an agreement with a 3-D seismic interpretation company to jointly explore the Hostetter Field in South Texas; the Terrebonne Parish area of South Louisiana; and an area in Reeves County, Texas. The Company has working interests of 22.7%, 7.5% and 12.5% in these projects, respectively. The area of mutual interest covers approximately 217,000 acres and entails shooting 3-D seismic data over approximately 339 square miles. The Company and its 3-D seismic partner have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects. Initial evaluation of these projects has identified 56 prospects for future drilling.

         The Company has commenced the drilling of its first well in the Hostetter Field in May 1997 and expects to commence drilling a second well in that field in June. The Company also expects to commence drilling two wells in Reeves County by June and one well in Terrebonne Parish by third quarter 1997. The Company currently expects to commit approximately $5 million to $8 million to drilling on these 3-D exploratory prospects during 1997. The amount of any future capital commitments will depend upon the success of initial drilling activities.

         FINANCIAL COMMITMENTS - The Company expects that its available cash and expected cash flow from operating activities will be sufficient to meet its financial obligations and fund its planned developmental drilling on the Bakersfield Properties for the foreseeable future, provided that (i) there are no significant decreases in oil and gas prices, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties, (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such areas with respect to similar wells and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

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

     In the event operating cash flow and available liquidity are not sufficient to fund debt and development and exploration costs, or results from developmental drilling and exploration are not as successful as anticipated, the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in these activities.

     STRATEGIC ALTERNATIVES -

     In March 1997 the Company announced that it had engaged a group of investment bankers to pursue a possible sale of the Company in order to maximize shareholder returns. There can be no assurances that this process will, in fact, result in the sale of the Company. In the event the Company is sold, there can be no assurances as to the amount or form of consideration that the Company's shareholders would receive in such a transaction. The Company intends to continue conducting its business as described in the above CAPITAL EXPENDITURES AND INVESTING ACTIVITIES section, without regard to any potential outcome of a proposed sale.


               UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

     Certain of the statements set forth above under "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES AND INVESTING ACTIVITIES" AND "STRATEGIC ALTERNATIVES", such as the statements regarding estimated production amounts, available cash and expected cash flows from operating activities for 1997 and 1998, estimated development costs and number of anticipated wells to be drilled in 1997 and thereafter, the planned 3-D seismic program and the potential sale of the Company are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

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

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HARCOR ENERGY, INC.
                                          Registrant




Date:  May 14, 1997                       /s/ Francis H. Roth
                                          --------------------
                                          Francis H. Roth
                                          President and Chief
                                          Operating Officer




Date:  May 14, 1997                       /s/ Gary S. Peck
                                          -----------------
                                          Gary S. Peck
                                          Vice President - Finance &
                                          Administration, Chief Financial
                                          Officer and Corporate Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
