Form 10-Q
period 1997-06-30
HARCOR ENERGY INC
filed 1997-08-13
CIK 315272

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     The number of shares of Registrant's Common Stock outstanding at August 13, 1997 was 16,196,387.


===============================================================================

                              HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                      ------------------------------------

                          Part I - Financial Information            Page
                          ------------------------------            ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 1997
     (unaudited) and December 31, 1996                               1

   Consolidated Statements of Operations for the Three
     Months Ended June 30, 1997 and 1996 (unaudited)                 3

   Consolidated Statements of Operations for the Six
     Months Ended June 30, 1997 and 1996 (unaudited)                 4

   Consolidated  Statement of Stockholders' Equity
     for the Six Months Ended June 30, 1997 (unaudited)              5

   Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996 (unaudited)             6

   Notes to Unaudited Consolidated Financial Statements              9


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            17


                          Part II - Other Information
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K                           31

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                                     ASSETS

                                                               JUNE 30,            DECEMBER 31,
                                                                 1997                 1996
                                                            ---------------      ---------------
CURRENT ASSETS:
  CASH AND CASH INVESTMENTS ...........................     $     1,878,476      $     1,593,330
  ACCOUNTS RECEIVABLE .................................           3,912,824            8,894,240
  PREPAIDS AND OTHER ..................................           1,215,833              185,618
                                                            ---------------      ---------------
  TOTAL CURRENT ASSETS ................................           7,007,133           10,673,188
                                                            ---------------      ---------------

PROPERTY AND EQUIPMENT, AT COST,
  SUCCESSFUL EFFORTS METHOD:
  UNPROVED OIL AND GAS PROPERTIES .....................           4,366,212            4,079,779
  PROVED OIL AND GAS PROPERTIES:
    LEASEHOLD COSTS ...................................          57,551,780           56,934,690
    PLANT, LEASE AND WELL EQUIPMENT ...................          20,811,663           19,194,951
    INTANGIBLE DEVELOPMENT COSTS ......................          29,830,089           28,918,323
  FURNITURE AND EQUIPMENT .............................             394,424              373,772
                                                            ---------------      ---------------
                                                                112,954,168          109,501,515
  LESS - ACCUMULATED DEPLETION,
    DEPRECIATION AND AMORTIZATION .....................         (32,100,644)         (28,876,525)
                                                            ---------------      ---------------
  NET PROPERTY, PLANT AND EQUIPMENT ...................          80,853,524           80,624,990
                                                            ---------------      ---------------
OTHER ASSETS ..........................................           3,183,133            3,328,364
                                                            ---------------      ---------------
                                                            $    91,043,790      $    94,626,542
                                                            ===============      ===============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                JUNE 30,          DECEMBER 31,
                                                                 1997                1996
                                                            ---------------     ---------------
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM
     BANK DEBT ........................................     $            --     $       300,000
  OTHER SHORT-TERM DEBT ...............................                  --              85,500
  ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES ...............................           6,872,553          10,348,318
                                                            ---------------     ---------------

  TOTAL CURRENT LIABILITIES ...........................           6,872,553          10,733,818
                                                            ---------------     ---------------

LONG-TERM BANK DEBT,
  NET OF CURRENT PORTION ..............................           1,800,000           1,700,000
                                                            ---------------     ---------------

14-7/8% SENIOR SECURED NOTES ..........................          52,518,865          52,400,131
                                                            ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE -
    1,500,000 SHARES AUTHORIZED;
    30,000 SHARES OUTSTANDING
    AT DECEMBER 31, 1996 ..............................                  --                 300
  COMMON STOCK, $.10 PAR VALUE -
    25,000,000 SHARES AUTHORIZED;
    16,196,387 AND 15,110,836 SHARES
    OUTSTANDING AT JUNE 30, 1997 AND
    DECEMBER 31, 1996, RESPECTIVELY ...................           1,619,639           1,511,084
  ADDITIONAL PAID-IN CAPITAL ..........................          50,923,530          49,891,612
  ACCUMULATED DEFICIT .................................         (22,690,797)        (21,610,403)
                                                            ---------------     ---------------

  TOTAL STOCKHOLDERS' EQUITY ..........................          29,852,372          29,792,593
                                                            ---------------     ---------------

                                                            $    91,043,790     $    94,626,542
                                                            ===============     ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                       ------------------------------------
                                                            1997                  1996
                                                       ---------------      ---------------
REVENUES:
  OIL AND GAS REVENUES ...........................     $     3,890,345      $     5,500,870
  GAS PLANT OPERATING
    AND MARKETING REVENUES .......................           1,256,089            1,791,131
  INTEREST INCOME ................................               8,641                1,410
  OTHER ..........................................              37,319               75,901
                                                       ---------------      ---------------
                                                             5,192,394            7,369,312
                                                       ---------------      ---------------
COSTS AND EXPENSES:
  PRODUCTION COSTS ...............................             878,045            1,236,960
  GAS PLANT OPERATING
    AND MARKETING COSTS ..........................             850,253            1,030,280
  ENGINEERING AND GEOLOGICAL COSTS ...............              51,875               64,145
  DEPLETION, DEPRECIATION AND
    AMORTIZATION .................................           1,548,315            1,638,148
  GENERAL AND ADMINISTRATIVE EXPENSES ............             717,483              820,929
  INTEREST EXPENSE ...............................           2,076,531            2,675,652
                                                       ---------------      ---------------
                                                             6,122,502            7,466,114
                                                       ---------------      ---------------

  LOSS BEFORE PROVISION FOR INCOME TAX ...........            (930,108)             (96,802)

PROVISION FOR INCOME TAXES .......................                  --                   --
                                                       ---------------      ---------------

  NET OPERATING LOSS .............................            (930,108)             (96,802)

DIVIDENDS ON PREFERRED STOCK .....................                  --             (132,500)
                                                       ---------------      ---------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS ...................................     $      (930,108)     $      (229,302)
                                                       ===============      ===============

NET LOSS PER COMMON SHARE ........................     $         (0.06)     $         (0.03)
                                                       ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                            ------------------------------------
                                                                 1997                  1996
                                                            ---------------      ---------------
REVENUES:
  OIL AND GAS REVENUES ................................     $     8,925,823      $    11,456,928
  GAS PLANT OPERATING
    AND MARKETING REVENUES ............................           2,826,705            3,414,916
  INTEREST INCOME .....................................              18,952               11,720
  OTHER ...............................................              47,647               82,314
                                                            ---------------      ---------------
                                                                 11,819,127           14,965,878
                                                            ---------------      ---------------
COSTS AND EXPENSES:
  PRODUCTION COSTS ....................................           2,091,940            2,673,689
  GAS PLANT OPERATING
    AND MARKETING COSTS ...............................           1,747,527            1,986,470
  ENGINEERING AND GEOLOGICAL COSTS ....................             201,018              165,152
  DEPLETION, DEPRECIATION AND
    AMORTIZATION ......................................           3,224,119            3,344,708
  GENERAL AND ADMINISTRATIVE EXPENSES .................           1,387,844            1,541,724
  INTEREST EXPENSE ....................................           4,247,073            5,318,193
  OTHER ...............................................                  --              260,703
                                                            ---------------      ---------------
                                                                 12,899,521           15,290,639
                                                            ---------------      ---------------

  LOSS BEFORE PROVISION FOR INCOME TAX ................          (1,080,394)            (324,761)

PROVISION FOR INCOME TAXES ............................                  --                   --
                                                            ---------------      ---------------

  NET OPERATING LOSS ..................................          (1,080,394)            (324,761)

DIVIDENDS ON PREFERRED STOCK ..........................             (60,000)            (265,000)
                                                            ---------------      ---------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS ........................................     $    (1,140,394)     $      (589,761)
                                                            ===============      ===============

NET LOSS PER COMMON SHARE .............................     $         (0.07)     $         (0.07)
                                                            ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                ------------------------------------------------

                                         PREFERRED STOCK                   COMMON STOCK             ADDITIONAL
                                    --------------------------      ---------------------------       PAID-IN          ACCUMULATED
                                      SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL            DEFICIT
                                    ----------      ----------      ----------     ------------     ------------      ------------
BALANCE, DECEMBER 31, 1996              30,000      $      300      15,110,836     $  1,511,084     $ 49,891,612      $(21,610,403)

GRANT OF COMMON STOCK                       --              --          60,000            6,000          279,000

ISSUANCE OF COMMON STOCK
 PURSUANT TO WARRANT  EXERCISE              --              --         256,351           25,635          889,538                --

PREFERRED STOCK CONVERSIONS            (30,000)           (300)        769,200           76,920          (76,620)               --

PREFERRED STOCK DIVIDENDS                   --              --              --               --          (60,000)               --

NET LOSS FOR SIX MONTHS
 ENDED JUNE 30, 1997                        --              --              --               --               --        (1,080,394)
                                    ----------      ----------      ----------     ------------     ------------      ------------

BALANCE, JUNE 30, 1997                      --      $       --      16,196,387     $  1,619,639     $ 50,923,530      $(22,690,797)
                                    ==========      ==========      ==========     ============     ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                      ------------------------------------

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                 ------------------------------------
                                                                      1997                 1996
                                                                 ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS .................................................     $    (1,080,394)     $      (324,761)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPLETION, DEPRECIATION AND
    AMORTIZATION ...........................................           3,224,119            3,344,708
    AMORTIZATION OF DEFERRED CHARGES .......................             422,300              481,193
  ENGINEERING AND GEOLOGICAL COSTS .........................             201,018              165,152
  OTHER ....................................................              31,665              260,703
                                                                 ---------------      ---------------
                                                                       2,798,708            3,926,995
  CHANGES IN WORKING CAPITAL, NET OF
    EFFECTS OF NON-CASH TRANSACTIONS .......................           4,631,813              203,494
                                                                 ---------------      ---------------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES ...................................           7,430,521            4,130,489
                                                                 ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  ENGINEERING AND GEOLOGICAL COSTS .........................            (201,018)            (165,152)
  ADDITIONS TO PROPERTY AND EQUIPMENT ......................          (7,514,030)         (13,797,196)
                                                                 ---------------      ---------------

  NET CASH USED IN INVESTING ACTIVITIES ....................          (7,715,048)         (13,962,348)
                                                                 ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN OTHER ASSETS .................................                  --             (342,107)
  PROCEEDS FROM BANK DEBT ..................................             300,000            1,900,000
  REPAYMENT OF BANK DEBT ...................................            (500,000)          (2,000,000)
  DECREASE IN OTHER DEBT AND LIABILITIES ...................             (85,500)            (366,840)
  DIVIDENDS ON PREFERRED STOCK .............................             (60,000)            (265,000)
  ISSUANCE OF COMMON STOCK .................................             915,173                   --
                                                                 ---------------      ---------------

  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES ..................................             569,673           (1,073,947)
                                                                 ---------------      ---------------
  NET INCREASE (DECREASE) IN CASH ..........................             285,146          (10,905,806)
  CASH AT BEGINNING OF PERIOD ..............................           1,593,330           12,204,460
                                                                 ---------------      ---------------

  CASH AT END OF PERIOD ....................................     $     1,878,476      $     1,298,654
                                                                 ===============      ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              HARCOR ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
               --------------------------------------------------

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     The Company made interest payments of $4,109,000 and $4,854,000 during the six months ended June 30, 1997 and 1996, respectively.

     The Company received payment of $4,674,000 in January 1997 relating to the sale of oil and gas properties effective December 1996. The proceeds from this sale are reflected as a reduction of accounts receivable in the current period statement of cash flows.

     SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - SIX MONTHS ENDED JUNE 30, 1997

     The Company granted an aggregate of 60,000 restricted shares of common stock on behalf of certain of its directors which was valued as deferred compensation of $285,000 and is not reflected in financing activities. (See
Note 5.)

     Included in investing activities in the current period are payments of $4,725,000 relating to drilling costs which were accrued but unpaid at December 31, 1996. At June 30, 1997, the Company had accrued capital costs of $761,000 which are not reflected in investing activities.

     SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - SIX MONTHS ENDED JUNE 30, 1996

     The Company entered into agreements resulting in the issuance of 65,000 unregistered shares of its common stock in exchange for the cancellation of options and warrants to purchase an aggregate of 376,000 of its common shares. Additionally, a warrant to purchase 350,000 shares of the Company's common stock, which was issued in connection with a prior financing, was returned to the Company and canceled in exchange for the issuance of 99,750 new warrants. These activities are not reflected in financing activities and did not result in a gain or loss.

     Included in investing activities in the period were payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1996. At June 30, 1996, the Company had accrued capital costs of $1,925,000 which are not reflected in investing activities.


       The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -

     The accompanying consolidated financial statements for the current period include the accounts and results of HarCor Energy, Inc. ("HarCor") and, for the six months ended June 30, 1996, the results of its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTAC") (collectively, the "Company" or "HarCor" unless the context specifies otherwise). Warrior and HTAC had no material operations during 1996 and were merged into HarCor in March 1996.

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

     In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1997 and 1996.

     The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

     GAS BALANCING -

     Natural gas revenues are recorded on the entitlement method based on the Company's percentage ownership of current production. Each working interest owner in a well generally has the right to a specific percentage of production, although actual production sold may differ from an owner's ownership percentage. Under entitlement accounting, a receivable is recorded when underproduction occurs and a payable is recorded when overproduction occurs.

     CAPITALIZED INTEREST COSTS -

     Interest costs of $191,000 for the six months ended June 30, 1997 have been capitalized as part of the historical costs of unproved oil and gas properties.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

     Accounts payable and accrued liabilities at June 30, 1997 comprised the following (amounts in thousands):

Accrued development costs ...................     $     761
Accrued interest payable ....................         3,713
Trade accounts payable and other ............         2,398
                                                  ---------

                                                  $   6,872
                                                  =========

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

     NET LOSS PER COMMON SHARE -

     Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends for applicable periods, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 16,092,000 and 8,696,000 for the three months ended June 30, 1997 and 1996, respectively; and 15,614,000 and 8,690,000 for the six months ended June 30, 1997 and 1996, respectively.

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


(2) LONG-TERM DEBT

     Availability under the Company's current credit facility, entered into in July 1995 (the "Credit Agreement"), is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at June 30, 1997. Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $1.8 million outstanding under the Credit Agreement at June 30, 1997, with an effective interest rate of 8.22% at that date.

     The Credit Agreement contains certain customary and usual covenants and restrictions which impose limitations on the Company with respect to, among other things, dividends, financial condition and ratios, use of borrowings and additional debt incurrence. All indebtedness of the Company under the Credit Agreement is secured by a first lien upon substantially all of the Company's oil and gas properties as well as by a pledge of all of the accounts receivable, inventory, general intangibles, machinery and equipment and other assets of the Company. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

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

      Year                                                   Percentage
      ----                                                   ----------
      1999.................................................        110%
      2000.................................................        107%
      2001 and thereafter..................................        100%

     The Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company securing its bank debt.

     There were a total of $53.7 million Notes outstanding (face value) at June 30, 1997. The difference between the face value of the Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

     EXCESS CASH FLOW OFFER -

     In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. No Excess Cash Flow Offer has been made in the current period ended.

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

     As of June 30, 1997, the Company was a party to various gas contracts covering volumes of approximately 1.9 Bcf and 0.3 Bcf for 1997 and 1998, respectively, at fixed prices ranging from $1.68/MMBtu to $2.07/MMBtu or indexed prices; and oil hedges covering notional volumes of approximately 124 MBOE and 74 MBOE for 1997 and 1998, respectively, at fixed prices ranging from $17.25/Bbl to $18.51/Bbl or indexed prices.

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

(5) STOCKHOLDERS' EQUITY

     COMMON STOCK GRANTS -

     In February 1997 the Company granted an aggregate of 60,000 restricted shares of common stock on behalf of certain of its directors as deferred compensation. The shares will be issued upon approval by a vote of the Company's stockholders at the Company's next annual meeting and will vest over a period of three years from the date of grant. The issuance of shares and deferral period may be accelerated upon the sale of the Company or a change of control as defined.

     WARRANT EXERCISE -

     In May 1997 a warrant to purchase 256,351 shares of the Company's common stock at $3.57 per share was exercised for total cash proceeds of $915,000.

     CONVERSION OF PREFERRED STOCK -

     Effective April 1997 the remaining 20,000 shares of the Company's Series B 8% Convertible Preferred Stock were converted into 512,800 shares of the Company's common stock on an exchange basis equivalent to 25.64 shares of common to each share of preferred. Effective April 1997 the 10,000 shares of the Company's Series C 8% Convertible Preferred Stock were converted into 256,400 shares of the Company's common stock on an exchange basis equivalent to the Series B 8% Convertible Preferred Stock.

     PREFERRED STOCK DIVIDENDS -

     The Company paid cash dividends on preferred stock for the periods indicated as follows:

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
8% Convertible (Series A, B, C) ..................     $   60,000     $  130,000
9% Convertible (Series E) ........................             --        135,000
                                                       ----------     ----------
                                                       $   60,000     $  265,000
                                                       ==========     ==========

     The Series A Preferred Stock and the Series E Preferred Stock were converted into shares of common stock of the Company during the fourth quarter of 1996 and paid no dividends during the current year. No further dividends are currently required to be paid as all of the preferred stock of the Company has been either redeemed or converted to common stock as of April 1997.


(6) STRATEGIC ALTERNATIVES

     In March 1997 the Company announced that it had engaged a group of investment bankers to pursue the potential sale of the Company. The Company is continuing to review proposals for a sale of the Company or its assets; however, there can be no assurances that this process will result in the sale of the Company. In the event the Company is sold, there can be no assurances as to the amount nor form of consideration that the Company's shareholders would receive in such a transaction. The Company intends to continue conducting its business without regard to any potential outcome of the proposed sale.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

     All dollar amounts and volume information referenced in this Item 2. have been rounded to the nearest thousand.

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED JUNE 30, 1997 AND 1996

     REVENUES - The Company's total revenues decreased $2,177,000 (29%) from $7,369,000 in second quarter 1996 to $5,192,000 in the current period.

     Oil and gas revenues decreased $1,611,000 (29%) from $5,501,000 in the second quarter of 1996 to $3,890,000 in the current period due to decreased production levels and lower commodity prices. Oil and gas production volumes were lower in the current period as compared to second quarter 1996 as a result of the following factors: (i) normal production rate declines on the older phase development wells on the Bakersfield Properties; (ii) second quarter 1996 included the continued effect of higher initial production rates resulting from the second phase of the Company's development drilling program on the Bakersfield Properties conducted during the latter half of 1995; (iii) the conversion of twelve producing wells to water injection wells beginning in the latter part of 1996 as part of the Ellis waterflood project on the Bakersfield Properties; and (iv) lost production from the sale of the majority of the Company's Permian Basin properties in December 1996.

     Oil revenues decreased $919,000 (37%) from $2,453,000 in second quarter 1996 to $1,534,000 in the current period due to lower production volumes and prices. Oil production decreased 45,000 barrels (34%) from 132,000 barrels in the second quarter of 1996 to 87,000 barrels in the current period. A decrease of 22,000 barrels was attributable to the Bakersfield Properties due to the factors described above while oil production from the Company's other properties decreased 23,000 barrels in the aggregate due principally to the sale of its Permian Basin properties. Lower unit prices also negatively impacted oil revenues in the current quarter. The average unit price received for oil was $17.72 per barrel during second quarter 1997 as compared to $18.62 per barrel in second quarter 1996. Hedging activities had no material effect on oil revenues in the current quarter.

     Gas revenues decreased $692,000 (23%) from $3,048,000 in the second quarter of 1996 to $2,356,000 in the current period also due to decreased production volumes and lower unit prices. Gas production decreased 263,000 Mcf (17%) from 1,525,000 Mcf in second quarter 1996 to 1,262,000 Mcf in second quarter 1997 due to decreased production from the Company's Bakersfield Properties as discussed previously. Gas production from the Company's other properties remained flat in the aggregate from period to period. Average prices received for gas were $1.87 per Mcf in second quarter 1997 as compared to $2.00 per Mcf in the second quarter of 1996.

     During the current quarter, the Company realized revenues of $1,256,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $893,000 from the sale of processed natural gas liquids (51,400 barrels at an average composite price of $17.83 per barrel), $324,000 from the resale of natural gas purchased from third parties, and $39,000 in gas processing fees. During the second quarter of 1996, the Company realized revenues of $1,791,000 from its gas plant and marketing activities consisting of $1,042,000 from the sale of natural gas liquids (59,900 barrels at an average composite price of $17.40 per barrel), $704,000 from the resale of natural gas purchased from third parties, and $45,000 in processing fees. The decrease in gas plant revenues in the current period is primarily due to reduced gas inlet production volumes from the Company's Bakersfield Properties as discussed previously.

     The Company realized total interest and other income of $46,000 in the second quarter of 1997 as compared to $77,000 during the second quarter of 1996.

     COSTS AND EXPENSES - Total costs and expenses decreased $1,344,000 (18%) from $7,466,000 in second quarter 1996 to $6,122,000 in the current period.

     Oil and gas production costs for the second quarter 1997 were $878,000 as compared to $1,237,000 in second quarter 1996 representing a decrease of $359,000 (29%) in the current period. The current quarter reflects reduced production volumes, and adjustments to lease operating expenses on certain of the Company's properties for prior periods.

     During the second quarter of 1997, the Company incurred costs of $850,000 from gas plant and gas marketing activities, which consisted of $381,000 from the purchase of natural gas for processing and resale and $469,000 of direct operating expenses. During the second quarter of 1996, the Company incurred costs of $1,030,000 in gas plant and marketing activities which consisted of $637,000 for the purchase of natural gas for resale and $393,000 of direct operating expenses.

     The Company incurred engineering and geological expenses of $52,000 and $64,000 for the quarters ended June 30, 1997 and 1996, respectively.

     Depletion, depreciation and amortization ("DD&A") expense decreased $90,000 (5%) from $1,638,000 in second quarter 1996 to $1,548,000 in the second quarter of 1997 due to decreased levels of oil and gas production in the current period as discussed in REVENUES.

     General and administrative expenses were $717,000 and $821,000 for the quarters ended June 30, 1997 and 1996, respectively, representing a decrease of $104,000 (13%) in the current period.

     Interest expense decreased $599,000 (22%) from $2,676,000 in second quarter 1996 to $2,077,000 in second quarter 1997. This was due to the retirement of $11.3 million of the Company's 14-7/8% Senior Secured Notes in the third quarter of 1996. There were no dividends on preferred stock in the second quarter of 1997 due to the conversion of the Company's remaining preferred stock into common stock. The Company paid $132,000 in Preferred Stock dividends in second quarter 1996.

     NET LOSS - For the three months ended June 30, 1997, the Company had a net loss of $930,000, or $0.06 per share. The Company had a net operating loss of $97,000 for the three months ended June 30, 1996 and a net loss attributable to common stockholders after preferred dividends of $229,000 ($.03 per common share).

COMPARISON OF RESULTS FOR THE SIX MONTHS
  ENDED JUNE 30, 1997 AND 1996

     REVENUES - The Company's total revenues decreased $3,147,000 (21%) from $14,966,000 during the first six months of 1996 to $11,819,000 in the current period.

     Oil and gas revenues decreased $2,531,000 (22%) from $11,457,000 in the first six months of 1996 to $8,926,000 in the current period due to decreased production levels. Oil and gas production volumes were lower in the first six months of 1997 as compared to the same period in 1996 as a result of the following factors: (i) normal production rate declines on the older phase development wells on the Bakersfield Properties; (ii) first half 1996 included the continued effect of higher initial production rates resulting from the second phase of the Company's development drilling program on the Bakersfield Properties conducted in the latter half of 1995; (iii) the conversion of twelve producing wells to water injection wells beginning in the latter part of 1996 as part of the Ellis waterflood project on the Bakersfield Properties; and (iv) lost production from the sale of the majority of the Company's Permian Basin properties in December 1996.

     Oil revenues decreased $1,726,000 (33%) from $5,194,000 in first six months of 1996 to $3,468,000 in the current period due to lower production volumes. Oil production decreased 107,000 barrels (37%) from 290,000 barrels in the first six months of 1996 to 183,000 barrels in the current period. A decrease of 67,000 barrels was attributable to the Bakersfield Properties due to the factors described above while oil production from the Company's other properties decreased 40,000 barrels in the aggregate due principally to the sale of the Permian Basin properties. The average unit price received for oil rose to $18.91 per barrel during first six months of 1997 as compared to $17.92 per barrel for the same period in 1996. Hedging activities had no material effect on oil revenues in the current period.

     Gas revenues decreased $805,000 (13%) from $6,263,000 in the first six months of 1996 to $5,458,000 in the current period also due to decreased production volumes. Gas production decreased 758,000 Mcf (23%) from 3,257,000 Mcf in first six months of 1996 to 2,499,000 Mcf in the current period as a result of decreased production from the Company's Bakersfield Properties as described previously. Gas production from the Company's other properties remained flat in the aggregate from period to period. Average prices received for gas rose to $2.18 per Mcf in six months 1997 as compared to $1.92 per Mcf in the first six months of 1996.

     During the first half of 1997, the Company realized revenues of $2,827,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $1,994,000 from the sale of natural gas liquids (99,400 barrels at an average composite price of $20.07 per barrel), $761,000 from the resale of natural gas purchased from third parties, and $72,000 in gas processing fees. During the first half of 1996, the Company realized revenues of $3,415,000 from its gas plant and marketing activities consisting of $2,173,000 from the sale of natural gas liquids (122,000 barrels at an average composite price of $17.79 per barrel), $1,172,000 from the resale of natural gas purchased from third parties, and $70,000 in processing fees. The decrease in gas plant revenues in the current period is primarily due to reduced gas inlet production volumes from the Company's Bakersfield Properties as previously discussed.

     The Company realized total interest and other income of approximately $66,000 in the first half of 1997 as compared to $94,000 during the same period in 1996.

     COSTS AND EXPENSES - Total costs and expenses decreased $2,392,000 (16%) from $15,291,000 in first half of 1996 to $12,899,000 in the current period.

     Oil and gas production costs for the first half of 1997 were $2,092,000 as compared to $2,674,000 in the first half of 1996 representing a decrease of $582,000 (22%) in the current period. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") was $3.49 per BOE year-to-date as compared to $3.21 per BOE for the first half of 1996. The current period reflects reduced production volumes and adjustments to lease operating expenses on certain of the Company's properties for prior periods.

     During the first half of 1997, the Company incurred costs of $1,747,000 from gas plant and gas marketing activities, which consisted of $787,000 from the purchase of natural gas for processing and resale and $960,000 of direct operating expenses. During the first half of 1996, the Company incurred costs of $1,986,000 resulting from its gas plant and marketing activities which consisted of $995,000 from the purchase of natural gas for processing and resale and $991,000 of direct operating expenses.

     The Company incurred engineering and geological expenses of $201,000 and $165,000 for the six months ended June 30, 1997 and 1996, respectively.

     DD&A expense decreased $121,000 (4%) from $3,345,000 in first half of 1996 to $3,224,000 in the first half of 1997 due to decreased levels of oil and gas production in the current period as discussed in REVENUES. The DD&A rate per BOE for oil and gas reserves was estimated at $4.95 for the first half of 1997 as compared to an estimated $3.87 per BOE during the first half of 1996. The increase in DD&A rate per BOE in the current period is due to incremental capital costs incurred in the continuing development of the Company's undeveloped reserves in California.

     General and administrative expenses were $1,388,000 and $1,542,000 for the six months ended June 30, 1997 and 1996, respectively, representing a decrease of $154,000 (10%) in the current period.

     Interest expense decreased $1,071,000 (20%) from $5,318,000 in first half 1996 to $4,247,000 in first half 1997. This was primarily due to the retirement of $11.3 million of the Company's 14-7/8% Senior Secured Notes in the third quarter of 1996. The Company paid $60,000 in preferred dividends in the first half of 1997 as compared to $265,000 during the same period of 1996. The decrease in dividends in the current period was due to the conversion of the Company's remaining preferred stock into common stock during the period.

     NET LOSS - The Company's net operating loss for the six months ended June 30, 1997 was $1,080,000 and net loss attributable to common stockholders after preferred dividends was $1,140,000 ($.07 per common share). For the six months ended June 30, 1996, the Company had a net operating loss of $325,000 and net loss attributable to common stockholders after preferred dividends of $590,000 ($.07 per common share).


     LIQUIDITY AND CAPITAL RESOURCES

     SUMMARY - The Company's sources of working capital have primarily been cash flow from operations and a combination of debt and equity financings as needs for capital have arisen.

During the six months ended June 30, 1997, the Company generated net cash from operating activities of $7.4 million as compared to $4.1 million during the same period in 1996. The Company realized net proceeds of $570,000 from financing activities during the current period as compared to an expenditure of $1.1 million in financing activities during the same period in 1996. The Company utilized a total of $7.7 million in investing activities in the current period as compared to $13.9 million expended on investing activities for the six months ended June 30, 1996.

     WORKING CAPITAL - The Company had net working capital of $135,000 with a current ratio of 1.02:1 at June 30, 1997 as compared to a working capital deficit of $61,000 and a current ratio of 0.99:1 at December 31, 1996.


OPERATING ACTIVITIES

     CASH FLOWS - Discretionary cash flow is a measure of performance which is useful for evaluating exploration and production companies. It is derived by adjusting net income or loss to eliminate the non-cash effects of exploration expenses, DD&A and non-recurring charges, if applicable. The effects of non-cash working capital changes are not taken into account. This measure reflects an amount that is available for capital expenditures, debt service and dividend payments.

     During the six months ended June 30, 1997, the Company generated discretionary cash flow of $2.8 million (before an increase resulting from changes in other working capital of $4.6 million, which consisted principally of a reduction in accounts receivable). This compares to discretionary cash flow generated by operations of $3.9 million (before an increase resulting from changes in other working capital of $203,000) during the same period in 1996. The decrease in the current period's cash flow as compared to 1996 was primarily due to decreased oil and gas production volumes and revenues. The decrease in production volumes in the current period is a result of the following factors: (i) production declines on the initial Bakersfield development wells; (ii) first half 1996 included the continued effect of higher initial production rates resulting from the second phase of the Company's development drilling program on the Bakersfield Properties conducted in the latter half of 1995; (iii) the conversion of a number of producing wells to water injection wells on a waterflood project on the Bakersfield

Properties initiated in the latter part of 1996; and (iv) lost production from the sale of the majority of the Company's Permian Basin properties in December 1996. Although these factors have negatively impacted production on a year-to-year comparison basis, the Company's current quarter production volumes were relatively flat in the aggregate as compared to the prior two quarters. Also negatively impacting revenues in the first half of 1997 was a decline in commodity prices during the second quarter. (See RESULTS OF OPERATIONS - REVENUES.)

     The effect of the current period's decline in production volumes and lower second quarter commodity prices was partially mitigated by (i) lower operating costs and expenses; (ii) interest expense savings as a result of the retirement of a portion of the Company's 14-7/8% Senior Secured Notes; and (iii) reduced dividend payments resulting from the conversion of the Company's remaining preferred stock into common stock. (See RESULTS OF OPERATIONS - COSTS AND EXPENSES.)

     Production during the remainder of 1997 will continue to be negatively impacted by normal production declines and production losses resulting from the conversion of additional producing wells to water injector wells on the Ellis lease waterflood project. The Company will also continue to be negatively impacted in 1997 on a year-to-year comparison basis as a result of the sale of its Permian Basin properties last year.

     The Company is continuing to drill additional wells on the Bakersfield Properties. (See DEVELOPMENTAL DRILLING AND ACTIVITIES which follows.) During the first half of 1997 drilling activity included 4 new wells on the Ellis lease and one new well on the Truman lease. Drilling on the Ellis lease has been delayed pending progress of repressuring of the Diatomite zone by water injection. Water injection on the Ellis waterflood project was initiated during July 1996 and initial effects of water injection have been observed in 22 producing wells to date. There can be no assurances, however, that the Company will continue to be successful in the development of the Bakersfield Properties, nor that it will experience a favorable production response from the Ellis waterflood project.

     RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the six months ended June 30, 1997 have not had a material effect on the Company's liquidity or results of operations. (See Note 4 of "Unaudited Notes to Consolidated Financial Statements" included herein.)

FINANCING ACTIVITIES

     SUMMARY - The Company realized net proceeds of $570,000 from its financing activities during the first six months of 1997 which consisted of (i) $915,000 in cash proceeds from the issuance of common stock pursuant to a warrant exercise; (ii) net repayment of $200,000 in long-term bank debt; (iii) $85,000 repayment of other debt; and (iv) $60,000 for the payment of preferred dividends. Effective April 1997 all of the Company's preferred stock had been either redeemed or converted to common stock and no dividends are currently required to be paid in future periods.

     CREDIT AGREEMENT - Availability under the Company's Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at June 30, 1997 and there was $1.8 million outstanding under the Credit Agreement at that date. Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, at which time amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus .5% at the Company's option.

     The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at June 30, 1997.

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

     In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Notes from all holders thereof in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon. The Company does not anticipate making such an offer in the current fiscal year.

     All of the obligations of the Company under the Notes and related indenture are secured by a second priority lien on substantially all of the assets of the Company, which are also collateralized under its Credit Agreement.


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

     DEVELOPMENTAL DRILLING ACTIVITIES - The Company expended a total of $7.7 million in investing activities in the current period which consisted of $4.7 million for drilling costs accrued at December 31, 1996 and $3 million ($3.7 million accrual basis) relating to current period developmental drilling and 3-D activities. This compares to $13.9 million expenditures for the six months ended June 30, 1996 which consisted of $8.2 million for drilling costs accrued at December 31, 1995 and $5.7 million ($7.6 million accrual basis) relating to developmental drilling and 3-D activities for that period.

     Based on current engineering estimates, the Company anticipates that as of December 31, 1996, total additional drilling necessary to completely develop the proven reserves of Bakersfield Properties over future years will result in approximately 176 new wells at an estimated capital cost of $59 million (based on current drilling costs). These future development costs for the Bakersfield Properties also include additional costs for full development of a waterflood project in the Diatomite Formation on the Ellis lease. Approximately $14 million was originally planned to be spent during 1997, and $45 million thereafter. However, a portion of the originally planned 1997 expenditures for drilling new wells will be delayed until 1998 pending progress of repressuring of the Diatomite zone on the Ellis lease by water injection. During July, 1996 water injection was initiated in the waterflood pilot project area with completion of the installation of the entire project anticipated by January 1, 1999. Expansion of the waterflood project has continued in 1997 with the number of injection wells being increased to 12 in the first half of 1997. An additional 12 producing wells are currently being converted to water injection during the third quarter. Plans are to convert 8 more wells to injection in the fourth quarter which will result in a total of 32 active injection wells by year-end. The effect of water injection has been observed in a total of 22 wells to date. The Company is currently drilling 4 Diatomite wells on the Ellis lease to evaluate the repressuring progress, with the timing of additional drilling contingent on the pressure information to be obtained in these new wells. These estimates may vary as the Company further evaluates the results of drilling activities, water injection, and results of future operations.

     The Company is also involved in a small waterflood project on its Permian Basin properties and has approximately $2 million in capital expenditures planned in this area during the next two years.

     EXPLORATION ACTIVITIES - The Company has entered into an agreement with a 3-D seismic interpretation company to jointly explore the Hostetter Field in South Texas; the Terrebonne Parish area of South Louisiana; and an area of the Permian Basin in Reeves County, Texas. The Company has working interests of 22.7%, 7.5% and 12.5% in these projects, respectively. The area of mutual interest covers approximately 217,000 acres and entails shooting 3-D seismic data over approximately 339 square miles. The Company and its 3-D seismic partner have also jointly formed a geologic team to assist them in the evaluation of these 3-D projects. The status of these 3-D projects is as follows:

     HOSTETTER AREA: HarCor's first 3-D test well has been drilled to total depth and is currently being tested. The well is believed to have encountered multiple zones with potentially productive sands. The company anticipates one rig running in the Hostetter area through year end.

     TERREBONE PARISH: Initial 3-D interpretations have been completed and final leasing activity is being undertaken. The company expects to spud its initial test well in the fourth quarter.

     PERMIAN BASIN: The company has completed a 1500' horizontal test well at a depth of 3,300' in the Delaware Formation and is awaiting the installation of surface equipment. A second well in another prospect has been reentered to a depth of 13,900' and is presently logging. Drilling is under way on two other prospects, a 22,000' Siluro-Devonian test and a 14,650' Atoka Wolfcamp test.

     The Company anticipates spending approximately $2 million to $4 million through the end of 1997 on 3-D generated drilling activities, depending upon initial results.

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

     STRATEGIC ALTERNATIVES -

     In March 1997 the Company announced that it had engaged a group of investment bankers to pursue a possible sale of the Company in order to maximize shareholder returns. The Company is continuing to review proposals for a sale of the Company or its assets; however, there can be no assurances that this process will, in fact, result in the sale of the Company. In the event the Company is sold, there can be no assurances as to either the amount or form of consideration that the Company's shareholders would receive in such a transaction. The Company intends to continue conducting its business as described in the above CAPITAL EXPENDITURES AND INVESTING ACTIVITIES section, without regard to any potential outcome of a proposed sale.


     UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

     Certain of the statements set forth above under LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES AND INVESTING ACTIVITIES and STRATEGIC ALTERNATIVES, such as the statements regarding estimated production amounts, available cash and expected cash flows from operating activities for 1997 and 1998, estimated development costs and number of anticipated wells to be drilled in 1997 and thereafter, the planned 3-D seismic program and the potential sale of the Company are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

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


                                           HARCOR ENERGY, INC.
                                           Registrant




Date:  August 13, 1997                     /s/ Francis H. Roth
                                           ------------------------------------
                                           Francis H. Roth
                                           President and Chief
                                           Operating Officer




Date:  August 13, 1997                     /s/ Gary S. Peck
                                           ------------------------------------
                                           Gary S. Peck
                                           Vice President - Finance &
                                           Administration, Chief Financial
                                           Officer and Corporate Secretary

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27            FINANCIAL DATA SCHEDULE