Form 10-Q
period 1997-09-30
HARCOR ENERGY INC
filed 1997-11-14
CIK 315272

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

For the quarterly period ended September 30, 1997.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         The number of shares of Registrant's Common Stock outstanding at November 14, 1997 was 16,268,387.



================================================================================

                               HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                      ------------------------------------



                       Part I - Financial Information                    Page
                       ------------------------------                    ----


Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1997
     (unaudited) and December 31, 1996                                     1

   Consolidated Statements of Operations for the Three
     Months Ended September 30, 1997 and 1996 (unaudited)                  3

   Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1997 and 1996 (unaudited)                  4

   Consolidated  Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 1997 (unaudited)              5

   Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996 (unaudited)             6

   Notes to Unaudited Consolidated Financial Statements                    9


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  17



                           Part II - Other Information
                           ---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                35

                               HARCOR ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                                     ASSETS

                                                                               September 30,         December 31,
                                                                                    1997                 1996
                                                                               -------------        -------------
CURRENT ASSETS:
  Cash and cash investments ............................................       $   2,484,807        $   1,593,330
  Accounts receivable ..................................................           4,069,804            8,894,240
  Prepaids and other ...................................................           1,455,418              185,618
                                                                               -------------        -------------
  Total current assets .................................................           8,010,029           10,673,188
                                                                               -------------        -------------

PROPERTY AND EQUIPMENT, at cost, successful efforts method:
  Unproved oil and gas properties ......................................           4,367,212            4,079,779
  Proved oil and gas properties:
    Leasehold costs ....................................................          57,682,573           56,934,690
    Plant, lease and well equipment ....................................          21,402,452           19,194,951
    Intangible development costs .......................................          30,761,914           28,918,323
  Furniture and equipment ..............................................             395,644              373,772
                                                                               -------------        -------------
                                                                                 114,609,795          109,501,515
  Less - accumulated depletion,
    depreciation and amortization ......................................         (33,479,495)         (28,876,525)
                                                                               -------------        -------------
  Net property, plant and equipment ....................................          81,130,300           80,624,990
                                                                               -------------        -------------
OTHER ASSETS ...........................................................           2,895,560            3,328,364
                                                                               -------------        -------------
                                                                               $  92,035,889        $  94,626,542
                                                                               =============        =============


       The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
             ------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       September 30,       December 31,
                                                           1997                1996
                                                       ------------        ------------
CURRENT LIABILITIES:
  Current portion of long-term
     bank debt .................................       $    397,500        $    300,000
  Other short-term debt ........................               --                85,500
  Accounts payable and
    accrued liabilities ........................          5,415,696          10,348,318
                                                       ------------        ------------

  Total current liabilities ....................          5,813,196          10,733,818
                                                       ------------        ------------

LONG-TERM BANK DEBT,
  net of current portion .......................          4,902,500           1,700,000
                                                       ------------        ------------

14-7/8% SENIOR SECURED NOTES ...................         52,578,232          52,400,131
                                                       ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    30,000 shares outstanding
    at December 31, 1996 .......................               --                   300
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    16,268,387 and 15,110,836 shares outstanding
    at September 30, 1997 and
    December 31, 1996, respectively ............          1,626,839           1,511,084
  Additional paid-in capital ...................         51,115,109          49,891,612
  Accumulated deficit ..........................        (23,999,987)        (21,610,403)
                                                       ------------        ------------

  Total stockholders' equity ...................         28,741,961          29,792,593
                                                       ------------        ------------

                                                       $ 92,035,889        $ 94,626,542
                                                       ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                      ------------------------------------

                                                           Three Months Ended
                                                             September 30,
                                                   ------------------------------
                                                       1997               1996
                                                   -----------        -----------
REVENUES:
  Oil and gas revenues .....................       $ 3,662,596        $ 5,115,231
  Gas plant operating
    and marketing revenues .................         1,307,275          1,434,761
  Interest income ..........................            11,772             80,228
  Other ....................................            42,546             69,140
                                                   -----------        -----------
                                                     5,024,189          6,699,360
                                                   -----------        -----------
COSTS AND EXPENSES:
  Production costs .........................           971,005          1,200,392
  Gas plant operating and marketing costs ..         1,124,546            765,111
  Engineering and geological costs .........            45,415             61,145
  Depletion, depreciation and amortization .         1,378,851          1,510,881
  General and administrative expenses ......           496,542            655,886
  Interest expense .........................         2,317,020          2,491,667
  Other ....................................              --              109,166
                                                   -----------        -----------
                                                     6,333,379          6,794,248
                                                   -----------        -----------

  Loss before provision for income taxes
     and extraordinary item ................        (1,309,190)           (94,888)
Provision for income taxes .................              --                 --
                                                   -----------        -----------
Net operating loss before extraordinary item        (1,309,190)           (94,888)

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt ...................              --           (2,108,013)
                                                   -----------        -----------
  Net loss .................................        (1,309,190)        (2,202,901)

Dividends on preferred stock ...............       $      --          $  (132,500)
                                                   -----------        -----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS .............................       $(1,309,190)       $(2,335,401)
                                                   ===========        ===========

NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM .......................       $     (0.08)       $     (0.02)
                                                   ===========        ===========

NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM .......................               N/A        $     (0.19)
                                                                      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                      ------------------------------------

                                                           Nine Months Ended
                                                              September 30,
                                                     --------------------------------
                                                         1997                1996
                                                     ------------        ------------
REVENUES:
  Oil and gas revenues .......................       $ 12,588,419        $ 16,572,159
  Gas plant operating
    and marketing revenues ...................          4,133,980           4,849,677
  Interest income ............................             30,724              91,948
  Other ......................................             90,193             151,454
                                                     ------------        ------------
                                                       16,843,316          21,665,238
                                                     ------------        ------------
COSTS AND EXPENSES:
  Production costs ...........................          3,062,945           3,874,081
  Gas plant operating and marketing costs ....          2,872,073           2,751,581
  Engineering and geological costs ...........            246,433             226,297
  Depletion, depreciation and amortization ...          4,602,970           4,855,589
  General and administrative expenses ........          1,884,386           2,197,610
  Interest expense ...........................          6,564,093           7,809,860
  Other ......................................               --               369,869
                                                     ------------        ------------
                                                       19,232,900          22,084,887
                                                     ------------        ------------
  Loss before provision for income taxes
    and extraordinary item ...................         (2,389,584)           (419,649)
  Provision for income taxes .................               --                  --
                                                     ------------        ------------
  Net operating loss before extraordinary item         (2,389,584)           (419,649)

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt .....................               --            (2,108,013)
                                                     ------------        ------------
  Net loss ...................................         (2,389,584)         (2,527,662)

Dividends on preferred stock .................       $    (60,000)       $   (397,500)
                                                     ------------        ------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS ...............................       $ (2,449,584)       $ (2,925,162)
                                                     ============        ============

NET LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM .........................       $      (0.16)       $      (0.08)
                                                     ============        ============

NET LOSS PER COMMON SHARE AFTER
  EXTRAORDINARY ITEM .........................                N/A        $      (0.30)
                                                                         ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                ------------------------------------------------

                                           Preferred Stock                   Common Stock            Additional
                                       ------------------------       --------------------------       Paid-in       Accumulated
                                        Shares        Amount            Shares          Amount         Capital         Deficit
                                       -------     ------------       ----------    ------------    ------------     -------------
Balance, December 31, 1996              30,000     $        300       15,110,836    $  1,511,084    $ 49,891,612     $(21,610,403)

Issuance of common stock
 pursuant to warrant exercises            --               --            388,351          38,835       1,376,235             --

Preferred stock conversions            (30,000)            (300)         769,200          76,920         (92,738)            --

Preferred stock dividends                 --               --               --              --           (60,000)            --

Net loss for nine months
 ended September 30, 1997                 --               --               --              --              --         (2,389,584)
                                       -------     ------------       ----------    ------------    ------------     -------------
Balance, September 30, 1997               --       $       --         16,268,387    $  1,626,839    $ 51,115,109     $(23,999,987)
                                       =======     ============       ==========    ============    ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                      ------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                   --------------------------------
                                                       1997                1996
                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .................................       $ (2,389,584)       $ (2,527,662)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depletion, depreciation and
    amortization and impairment ............          4,602,970           4,855,589
    Amortization of deferred charges .......            634,300             727,528
  Engineering and geological costs .........            246,433             226,297
  Loss on early extinguishment of debt .....               --             2,108,013
  Other ....................................               --               369,869
                                                   ------------        ------------
                                                      3,094,119           5,759,634
  Changes in working capital, net of
    effects of non-cash transactions .......         (2,127,342)         (2,961,466)
                                                   ------------        ------------
  Net cash provided by operating activities             966,777           2,798,168
                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Engineering and geological costs .........           (246,433)           (226,297)
  Proceeds from sale of oil & gas properties          4,674,000                --
  Additions to property and equipment ......         (9,032,608)        (17,649,797)
                                                   ------------        ------------
  Net cash used in investing activities ....         (4,605,041)        (17,876,094)
                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in other assets .................            (23,395)           (216,751)
  Proceeds from long-term debt .............          9,000,000           4,400,000
  Repayment of bank debt ...................         (5,700,000)        (10,000,000)
  Redemption of Senior Secured Notes .......               --            (3,644,000)
  Decrease in other debt and liabilities ...            (85,500)           (363,099)
  Issuance of common stock .................          1,398,952          21,792,075
  Dividends on preferred stock .............            (60,000)           (397,500)
                                                   ------------        ------------
  Net cash provided by financing activities           4,530,057          11,570,725
                                                   ------------        ------------

  Net increase (decrease) in cash ..........            891,793          (3,507,201)
  Cash at beginning of period ..............          1,593,330          12,204,460
                                                   ------------        ------------

  Cash at end of period ....................       $  2,485,123        $  8,697,259
                                                   ============        ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
               --------------------------------------------------

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

         The Company made interest payments of $8,172,000 and $9,879,000 during the nine months ended September 30, 1997 and 1996, respectively.

         The Company received payment of $4,674,000 in January 1997 relating to the sale of oil and gas properties effective December 1996. The proceeds from this sale are reflected in investing activities in the current statement of cash flows.

         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - NINE MONTHS ENDED SEPTEMBER 30, 1997

         Included in investing activities in the current period are payments of $4,725,000 relating to drilling costs which were accrued but unpaid at December 31, 1996. At September 30, 1997, the Company had accrued capital costs of $898,000 which are not reflected in investing activities.

         SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company incurred a non-cash charge of $370,000 in connection with the write-off of a long-term investment which is not reflected in investing activities.

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

         Included in investing activities in the period were payments of $8,188,000 relating to drilling costs which were accrued but unpaid at December 31, 1995. At September 30, 1996, the Company had accrued capital costs of $3,555,000 which are not reflected in investing activities.


                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements for the nine months ended September 30, 1997 include the accounts and results of HarCor Energy, Inc. ("HarCor"); and, for the nine months ended September 30, 1996, the results of its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTAC") (collectively, the "Company" or "HarCor" unless the context specifies otherwise). Warrior and HTAC had no material operations and were merged into HarCor in March 1996.

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

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1997 and 1996.



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

         CAPITALIZED INTEREST COSTS -

         Interest costs of $288,000 for the nine months ended September 30, 1997 have been capitalized as part of the historical costs of unproved oil and gas properties.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

         Accounts payable and accrued liabilities at September 30, 1997 comprised the following (amounts in thousands):

         Accrued development costs. . . . . .                 $  900
         Accrued interest payable . . . . . .                  1,752
         Trade accounts payable and other . .                  2,764
                                                               -----

                                                              $5,416
                                                              ======

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

         NET LOSS PER COMMON SHARE -

         Net loss per common share was calculated by dividing the appropriate net loss, after considering preferred stock dividends for applicable periods, by the weighted average number of common shares outstanding during each period. Outstanding stock options, warrants and convertible preferred shares were not included in the calculations, since their effect was antidilutive. The weighted average number of outstanding common shares utilized in the calculations was 16,232,000 and 12,216,000 for the three months ended September 30, 1997 and 1996, respectively; and 15,796,000 and 9,874,000 for the nine months ended September 30, 1997 and 1996, respectively.

         CHANGES IN ACCOUNTING PRINCIPLES -

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The Company does not believe that the impact of this new standard had any significant effect on the Company's financial position or results of operations during the current period.

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

         In February 1997, the FASB issued SFAS No. 129 - "Disclosures of Information about Capital Structures" which is applicable to all entities that issue securities other than ordinary common stock and is effective for all periods ending after December 15, 1997. The Company believes there are no additional disclosures required of it at this time relating to the issuance of SFAS No. 129.

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


(2) LONG-TERM DEBT

         Availability under the Company's current credit facility, entered into in July 1995 (the "Credit Agreement"), is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at September 30, 1997. Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $5.3 million outstanding under the Credit Agreement at September 30, 1997, with an effective interest rate of 8.24% at that date.

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

         There were a total of $53.7 million Notes outstanding (face value) at September 30, 1997. The difference between the face value of the Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

         EXCESS CASH FLOW OFFER -

         In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ended December 31, 1996, the Company will be required to make an offer to purchase Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. No Excess Cash Flow Offer has been made in the current period ended.


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

         As of September 30, 1997, the Company was a party to various gas contracts covering volumes of approximately 0.7 Bcf and 0.3 Bcf for 1997 and 1998, respectively, at fixed prices ranging from $1.68/MMBtu to $2.07/MMBtu or indexed prices; and oil hedges covering notional volumes of approximately 62 MBOE and 74 MBOE for 1997 and 1998, respectively, at fixed prices ranging from $17.25/Bbl to $18.51/Bbl or indexed prices.

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


(5) STOCKHOLDERS' EQUITY

         COMMON STOCK GRANTS -

         In February 1997 the Company granted an aggregate of 60,000 restricted shares of common stock on behalf of certain of its directors as deferred compensation. These shares were subsequently canceled pursuant to NASDAQ regulations requiring shareholder approval for such transactions and are not reflected in shares outstanding at September 30, 1997.

         WARRANT EXERCISE -

         In May 1997 a warrant to purchase 256,351 shares of the Company's common stock at $3.57 per share was exercised. Additionally, in July and August 1997 warrants to purchase an aggregate of 132,000 shares of the Company's common stock at $3.85 per share were exercised. Total net cash proceeds to the Company was approximately $1.4 million as a result of these warrant exercises.

         CONVERSION OF PREFERRED STOCK -

         Effective April 1997 the remaining 20,000 shares of the Company's Series B 8% Convertible Preferred Stock were converted into 512,800 shares of the Company's common stock on an exchange basis equivalent to 25.64 shares of common to each share of preferred. Effective April 1997 all of the 10,000 shares of the Company's Series C 8% Convertible Preferred Stock were converted into 256,400 shares of the Company's common stock on an exchange basis equivalent to the Series B 8% Convertible Preferred Stock.

         PREFERRED STOCK DIVIDENDS -

         The Company paid cash dividends on preferred stock for the periods indicated as follows:

                                            Nine Months Ended
                                              September 30,
                                          ---------------------
                                           1997          1996
                                          -------      --------
   8% Convertible (Series A, B, C) . . .  $60,000      $195,000
   9% Convertible (Series E) . . . . . .      -         202,500
                                          -------      --------
                                          $60,000      $397,500
                                          =======      ========

         The Series A Preferred Stock and the Series E Preferred Stock were converted into shares of common stock of the Company during the fourth quarter of 1996 and the holders thereof received no dividends during the current year. No further dividends are currently required to be paid as all of the preferred stock of the Company has been either redeemed or converted to common stock as of April 1997.


(6) STRATEGIC ALTERNATIVES

         In March 1997 the Company announced that it had engaged a group of investment bankers to pursue the potential sale of the Company. The Company is continuing to review proposals for a sale of the Company or its assets; however, there can be no assurances that this process will result in the sale of the Company. In the event the Company is sold, there can be no assurances as to either the amount or form of consideration that the Company's shareholders would receive in such a transaction. (See STRATEGIC ALTERNATIVES UPDATE in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included herein.)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         All dollar amounts and volume information referenced in this Item 2. have been rounded to the nearest thousand.

                              RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1997 AND 1996

         REVENUES - The Company's total revenues decreased $1,675,000 (25%) from $6,699,000 in third quarter 1996 to $5,024,000 in the current period.

         Oil and gas revenues decreased $1,452,000 (28%) from $5,115,000 in the third quarter of 1996 to $3,663,000 in the current period due to decreased production levels and lower commodity prices. Oil and gas production volumes were lower in the current period as compared to third quarter 1996 as a result of the following factors: (i) lost production from the sale of the majority of the Company's Permian Basin properties in December 1996; (ii) normal production rate declines on the initial Bakersfield development wells; (iii) third quarter 1996 included the effect of higher initial production rates from the drilling of 17 development wells on the Bakersfield Properties during second and third quarters of 1996; (iv) the conversion of 17 producing wells to water injection wells beginning in the latter part of 1996 and continuing through third quarter 1997 as part of the Ellis waterflood project on the Bakersfield Properties; and
(v) continuing development drilling on the Bakersfield Properties was delayed pending repressurization of the Ellis waterflood. Development drilling on the Ellis waterflood and the Truman and Tisdale shale leases was also delayed pending the outcome of the Company's announced sale process.

         Oil revenues decreased $962,000 (43%) from $2,235,000 in third quarter 1996 to $1,273,000 in the current period due to lower production volumes and prices. Oil production decreased 43,000 barrels (36%) from 119,000 barrels in the third quarter of 1996 to 76,000 barrels in the current period. A decrease of 25,000 barrels was attributable to the Bakersfield Properties due to the factors described above while oil production from the Company's other properties decreased 18,000 barrels in the aggregate due principally to the sale of most of its producing Permian Basin properties in December 1996. Lower unit prices also negatively impacted oil revenues in the current quarter. The average unit price received for oil (net of the effects of hedging) was $17.23 per barrel during third quarter 1997 as compared to $20.42 per barrel in third quarter 1996. Hedging activities had no material effect on oil revenues in the current quarter.

         Gas revenues decreased $490,000 (17%) from $2,880,000 in the third quarter of 1996 to $2,390,000 in the current period due to decreased production volumes. Gas production decreased 327,000 Mcf (23%) from 1,398,000 Mcf in third quarter 1996 to 1,071,000 Mcf in third quarter 1997 due principally to decreased production from the Company's Bakersfield Properties as discussed previously. Gas production from the Company's other properties declined slightly in the aggregate from period to period. Average prices received for gas were increased slightly to $2.23 per Mcf in third quarter 1997 as compared to $2.06 per Mcf in the third quarter of 1996.

         During the current quarter, the Company realized revenues of $1,308,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $703,000 from the sale of processed natural gas liquids ("NGLs"; 40,000 barrels at an average composite price of $17.58 per barrel), $561,000 from the resale of natural gas purchased from third parties, and $44,000 in gas processing fees. During the third quarter of 1996, the Company realized revenues of $1,435,000 from its gas plant and marketing activities consisting of $1,038,000 from the sale of natural gas liquids (59,000 barrels at an average composite price of $17.59 per barrel), $367,000 from the resale of natural gas purchased from third parties, and $30,000 in processing fees. The decrease in revenues from the sale of NGLs in the current quarter was due to reduced gas inlet production volumes from the Company's Bakersfield Properties as discussed previously.

         The Company realized total interest and other income of $53,000 in the third quarter of 1997 as compared to $149,000 during the third quarter of 1996.

         COSTS AND EXPENSES - Total costs and expenses decreased $461,000 (7%) from $6,794,000 in third quarter 1996 to $6,333,000 in the current period.

         Oil and gas production costs for the third quarter 1997 were $971,000 as compared to $1,200,000 in third quarter 1996 representing a decrease of $229,000 (19%) in the current period. The current period decrease reflects reduced production volumes and adjustments to lease operating expenses on certain of the Company's properties for prior periods.

         During the third quarter of 1997, the Company incurred costs of $1,125,000 from gas plant and gas marketing activities, which consisted of $812,000 from the purchase of natural gas for processing and resale and $313,000 of direct operating expenses. During the third quarter of 1996, the Company incurred costs of $765,000 in gas plant and marketing activities which consisted of $410,000 for the purchase of natural gas for resale and $355,000 of direct operating expenses. The increase in purchases of third party gas in the current quarter was required to fulfill certain gas marketing arrangements which the Company was otherwise unable to meet as a result of decreased production volumes on its Bakersfield Properties.

         The Company incurred engineering and geological expenses of $45,000 and $61,000 for the quarters ended September 30, 1997 and 1996, respectively.

         Depletion, depreciation and amortization ("DD&A") expense decreased $132,000 (9%) from $1,511,000 in third quarter 1996 to $1,379,000 in the third quarter of 1997 due to decreased levels of oil and gas production in the current period as discussed in REVENUES.

         General and administrative expenses were $496,000 and $656,000 for the quarters ended September 30, 1997 and 1996, respectively, representing a decrease of $160,000 (24%) in the current period.

Interest expense decreased $175,000 (7%) from $2,492,000 in third quarter 1996 to $2,317,000 in third quarter 1997. This was due to the retirement of $11.3 million of the Company's 14-7/8% Senior Secured Notes in the third quarter of 1996. There were no dividends on preferred stock in the third quarter of 1997 due to the conversion of the Company's remaining preferred stock into common stock. The Company paid $132,000 in preferred stock dividends in third quarter 1996.

         NET LOSS - For the three months ended September 30, 1997, the Company had a net loss of $1,309,000, or $0.08 per share. During the three months ended September 30, 1996, the Company had a net loss attributable to common stockholders of $2,335,000 ($.19 per common share) after extraordinary charge and preferred dividends. The extraordinary charge in 1996 was due to early retirement of debt as a result of the redemption of a portion of the Company's 14-7/8% Senior Secured Notes.


COMPARISON OF RESULTS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1997 AND 1996

         REVENUES - The Company's total revenues decreased $4,822,000 (22%) from $21,665,000 during the first nine months of 1996 to $16,843,000 in the current period.

         Oil and gas revenues decreased $3,984,000 (24%) from $16,572,000 in the first nine months of 1996 to $12,588,000 in the current period due to decreased production levels. Oil and gas production volumes were lower in the first nine months of 1997 as compared to the same period in 1996 as a result of the following factors: (i) lost production from the sale of the majority of the Company's Permian Basin properties in December 1996; (ii) normal production rate declines on the initial Bakersfield development wells; (iii) the first half of 1996 included the continued effect of higher initial production rates resulting from the second phase of the Company's development drilling program on the Bakersfield Properties conducted in the latter half of 1995; and second and third quarters of 1996 included initial production rates from the drilling of 17 development wells during that period; (iv) the conversion of 17 producing wells to water injection wells during the second half of 1996 and continuing through third quarter 1997 as part of the Ellis waterflood project on the Bakersfield Properties; and (v) continuing development drilling on the Bakersfield Properties was delayed pending repressurization of the Ellis waterflood; and Development drilling on the Ellis waterflood and the Truman and Tisdale shale leases was also delayed pending the outcome of the Company's announced sale process.

         Oil revenues decreased $2,689,000 (36%) from $7,429,000 in first nine months of 1996 to $4,740,000 in the current period due to lower production volumes. Oil production decreased 149,000 barrels (36%) from 409,000 barrels in the first nine months of 1996 to 260,000 barrels in the current period. A decrease of 92,000 barrels was attributable to the Bakersfield Properties due to the factors described above while oil production from the Company's other properties decreased 58,000 barrels in the aggregate due principally to the sale of most of the Company's Permian Basin properties in December 1996. The average unit price received for oil (net of hedging activities) was $19.36 per barrel during first nine months of 1997 as compared to $19.33 per barrel for the same period in 1996. Hedging activities had no material effect on oil revenues in the current period.

         Gas revenues decreased $1,295,000 (14%) from $9,143,000 in the first nine months of 1996 to $7,848,000 in the current period also due to decreased production volumes. Gas production decreased 1,085,000 Mcf (23%) from 4,655,000 Mcf in first nine months of 1996 to 3,570,000 Mcf in the current period. This was primarily the result of decreased production from the Company's Bakersfield Properties as described previously. Gas production from the Company's other properties declined slightly in the aggregate from period to period. Average prices received for gas increased to $2.20 per Mcf for the first nine months 1997 as compared to $1.96 per Mcf in the first nine months of 1996.

         During the first nine months of 1997, the Company realized revenues of $4,134,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $2,697,000 from the sale of natural gas liquids (140,000 barrels at an average composite price of $19.26 per barrel), $1,321,000 from the resale of natural gas purchased from third parties, and $116,000 in gas processing fees. During the first half of 1996, the Company realized revenues of $4,850,000 from its gas plant and marketing activities consisting of $3,211,000 from the sale of natural gas liquids (181,000 barrels at an average composite price of $17.74 per barrel), $1,539,000 from the resale of natural gas purchased from third parties, and $100,000 in processing fees. The decrease in revenues from sale of NGLs in the current period was due to reduced gas inlet production volumes from the Company's Bakersfield Properties as previously discussed.

         The Company realized total interest and other income of approximately $121,000 in the first nine months of 1997 as compared to $243,000 during the same period in 1996.

         COSTS AND EXPENSES - Total costs and expenses decreased $2,852,000 (13%) from $22,085,000 in first nine months of 1996 to $19,233,000 in the current period.

         Oil and gas production costs for the first nine months of 1997 were $3,063,000 as compared to $3,874,000 in the first nine months of 1996 representing a decrease of $811,000 (21%) in the current period. The current period decrease reflects reduced production volumes and adjustments to lease operating expenses on certain of the Company's properties for prior periods. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") was $3.58 per BOE year-to-date as compared to $3.27 per BOE for the first nine months of 1996.

         During the first nine months of 1997, the Company incurred costs of $2,872,000 from gas plant and gas marketing activities, which consisted of $1,789,000 from the purchase of natural gas for processing and resale and $1,083,000 of direct operating expenses. During the first nine months of 1996, the Company incurred costs of $2,752,000 resulting from its gas plant and marketing activities which consisted of $1,405,000 from the purchase of natural gas for processing and resale and $1,347,000 of direct operating expenses. The increase in purchases of third party gas in the current period was required to fulfill certain gas marketing arrangements which the Company was otherwise unable to meet as a result of decreased production volumes on its Bakersfield Properties.

         The Company incurred engineering and geological expenses of $247,000 and $226,000 for the nine months ended September 30, 1997 and 1996, respectively.

         DD&A expense decreased $253,000 (5%) from $4,856,000 in first nine months of 1996 to $4,603,000 in the first nine months of 1997 due to decreased levels of oil and gas production in the current period as discussed in REVENUES. The DD&A rate per BOE for oil and gas reserves was estimated at $4.94 for the first nine months of 1997 as compared to an estimated $3.85 per BOE during the first nine months of 1996. The increase in DD&A rate per BOE in the current period is due to incremental capital costs incurred in the continuing development of the Company's undeveloped reserves in California.

         General and administrative expenses were $1,884,000 and $2,197,000 for the nine months ended September 30, 1997 and 1996, respectively, representing a decrease of $313,000 (14%) in the current period.

         Interest expense decreased $1,246,000 (16%) from $7,810,000 in first nine months 1996 to $6,564,000 in first nine months 1997. This was primarily due to the retirement of $11.3 million of the Company's 14-7/8% Senior Secured Notes in the third quarter of 1996. The Company paid $60,000 in preferred dividends in the first nine months of 1997 as compared to $397,000 during the same period of 1996. The decrease in dividends in 1997 is due to the conversion of the Company's preferred stock into common stock.

         NET LOSS - The Company's net loss attributable to common stockholders for the nine months ended September 30, 1997 was $2,450,000 ($.16 per common share). During the nine months ended September 30, 1996, the Company had a net loss attributable to common stockholders after extraordinary charge and preferred dividends of $2,925,000 ($.30 per common share). The extra-ordinary charge in 1996 was due to early retirement of debt as a result of the redemption of a portion of the Company's 14-7/8% Senior Secured Notes.

                         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flow from operations and a combination of debt and equity financings as needs for capital and opportunities to improve its capital structure have arisen. During the nine months ended September 30, 1997, the Company generated net cash from operating activities of approximately $1 million as compared to $2.8 million during the same period in 1996. The Company realized net proceeds of $4.5 million from financing activities during the current period as compared to $11.6 million in financing activities during the same period in 1996. The Company utilized a net of $4.6 million in investing activities in the current period as compared to $17.9 million expended on investing activities for the nine months ended September 30, 1996.

         WORKING CAPITAL - The Company had net working capital of $2,197,000 with a current ratio of 1.38:1 at September 30, 1997 as compared to a working capital deficit of $61,000 and a current ratio of 0.99:1 at December 31, 1996.

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

         During the nine months ended September 30, 1997, the Company generated discretionary cash flow of $3.1 million (before an decrease resulting from changes in other working capital of $2.1 million. This compares to discretionary cash flow generated by operations of $5.8 million (before a decrease resulting from changes in other working capital of $3 million) during the same period in 1996.

         The decrease in the current period's discretionary cash flow as compared to 1996 was primarily due to decreased oil and gas production volumes which was a result of the following factors: (i) lost production from the sale of the Company's Permian Basin properties; (ii) normal production rate declines; (iii) 1996 included the effects of higher initial production rates resulting from the Company's development drilling program on its Bakersfield Properties during that period; (iv) the conversion of 17 producing wells to water injection wells as part of the Ellis waterflood project; and (v) certain delays of the projected development drilling program on the Bakersfield Properties. These factors resulted in a 28% decrease in production levels in 1997 on a year-to-year comparison basis with 1996. Production for third quarter 1997, however, was 14% below the prior two quarters of 1997. (See RESULTS OF OPERATIONS - REVENUES.)

         The effect of the current period's decline in production volumes was partially mitigated by (i) lower operating costs and expenses; (ii) interest expense savings as a result of the retirement of a portion of the Company's 14-7/8% Senior Secured Notes; and (iii) reduced dividend payments resulting from the conversion of the Company's remaining preferred stock into common stock. (See RESULTS OF OPERATIONS - COSTS AND EXPENSES.)

         Production during the remainder of 1997 will continue to be negatively impacted by normal production declines and production losses resulting from the conversion of additional producing wells to water injector wells on the Ellis lease waterflood project. Plans for the fourth quarter of 1997 provide for the conversion of an additional 13 producing wells to injection for a total of 32 injectors by year-end 1997. The Company will also continue to be negatively impacted in 1997 on a year-to-year comparison basis with 1996 as a result of the sale of its Permian Basin properties in December 1996.

         The Company hopes that the above negative factors will be mitigated by resumed drilling and development activities on the Bakersfield Properties which were resumed in the latter part of 1997. Also, effects of water injection on the Ellis waterflood initiated in 1996 have been observed, and an increase in production response has resulted in portions of the waterflood area in the fourth quarter. (See DEVELOPMENTAL DRILLING ACTIVITIES which follows.)

         RESULTS OF HEDGING ACTIVITIES - The Company's hedging activities during the nine months ended September 30, 1997 have not had a material effect on the Company's liquidity or results of operations. (See Note 4 of "Unaudited Notes to Consolidated Financial Statements" included herein.)

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

         DEVELOPMENTAL DRILLING ACTIVITIES - The Company expended a total of $9.3 million in investing activities in the current period which consisted of $4.7 million for drilling costs accrued at December 31, 1996 and $4.6 million ($5.5 million accrual basis) relating to current period developmental drilling and 3-D activities. This compares to $17.9 million expenditures for the nine months ended September 30, 1996 which consisted of $8.2 million for drilling costs accrued at December 31, 1995 and $9.7 million ($13.2 million accrual basis) relating to developmental drilling and 3-D activities for that period. The Company also realized cash proceeds of $4.7 million in the current period relating to the sale of certain of its Permian Basin oil and gas properties in December 1996.

         The Company had originally planned to spend approximately $14 million during 1997 on the development of its Bakersfield Properties. However, a portion of those expenditures for drilling new wells will be delayed until 1998 pending progress of repressuring of the Diatomite zone on the Ellis lease by water injection. During July, 1996 water injection was initiated in four wells in the waterflood pilot project area with four additional producing wells converted to injection in December 1996. Expansion of the waterflood project has continued in 1997 with the number of injection wells being increased to 12 in the first quarter and further increased to 19 in the fourth quarter of 1997. Plans are to convert 13 more wells to injection in the fourth quarter which will result in a total of 32 active injection wells by year-end. Completion of the installation of the entire waterflood project is anticipated by early 1999.

         The effect of water injection has been observed in a total of 22 wells to date. The Company has recently drilled three Diatomite wells on the Ellis lease to evaluate the repressuring progress. Based on favorable pressure data observed, one of the three new wells has recently been completed in the Diatomite zone and has averaged 33 barrels of oil per day during the first ten days of testing. In addition to the three new Diatomite wells drilled on the Ellis lease in the third quarter of 1997, 12 wells previously drilled which were completed in only the deeper shale zone are also available for completion in the Diatomite zone pending repressuring of the waterflood area. The timing of completion of these wells and the drilling of additional wells is contingent on the pressure information indicating that the reservoir has been sufficiently repressured, although it is anticipated that at least three of these wells will be completed in the Diatomite in the fourth quarter 1997.

         Active development of the shale zones on the Truman and Tisdale leases previously had been delayed as a primary focus was the exploitation of the Ellis lease through development drilling and installation of the Diatomite zone waterflood project. A deep shale well drilled on the Truman lease in January 1997 has continued to show favorable performance with average rates of 63 barrels of oil per day and 280 Mcfd during October 1997. In October the Company commenced the drilling of a four-well shale development program on the Truman lease for the fourth quarter. Additional shale development is also projected for 1998. These estimates may vary as the Company further evaluates the results of drilling activities, water injection, and results of future operations.

         There can be no assurances that the Company will be successful in the continued development of the Bakersfield

Properties nor that it will experience increased production response from the Ellis waterflood project.

         The Company is also involved in a small waterflood project on its Permian Basin properties and has approximately $2 million in capital expenditures planned in this area during the next two years.

         EXPLORATION ACTIVITIES - During 1996 the Company participated in the shooting of 339 square miles of 3-D seismic data and the reprocessing of 1,000 miles of 2-D seismic data in four project areas covering approximately 217,000 acres. The Company has a 22.7% working interest in its McMullen County, Texas project (Hostetter Area), 12.5 % working interest in the Terrebone Parish, Louisiana project (Lapeyrouse), 7.5% working interest in the Reeves County, Texas project (Permian Basin) and a 43% working interest in its South Texas Frio program (Gulf Coast Frio). The processing and interpretation of the seismic data has continued in 1997 with drilling currently underway in two of the areas. The Company anticipates spending approximately $2 million to $4 million during the next eighteen months on 3-D generated drilling activities, depending upon initial results. A summary of activity in each area follows.

         HOSTETTER: The Texaco 64-1 is the first test well in this project and is presently being completed in one of the shallower Slick-Luling objectives.
A potentially significant interval has been logged in the second test well, the Stella Penn #8, and it is expected that this well will be completed in the Slick-Luling interval and flowing into the sales line by early December. The Company plans to participate in two additional wells during the fourth quarter in this project area.

         LAPEYROUSE: The Company is presently reviewing three well proposals for drilling in early 1998. The seismic interpretation of the 3-D data in this project area has been completed and the company is in the process of finalizing the necessary permitting for the drilling of two test wells in late January 1998. A third well should commence drilling in second quarter 1998.

         PERMIAN BASIN: The Oatman #1 test well is presently being completed and has logged 276' of gross potential pay in multiple-zone intervals in the Delaware, Wolfcamp and Atoka formations. The Company anticipates having the well completed and flowing to sales by early December. The Kirk #1 well was recompleted and has logged 40ft. of gross pay. The well is currently flowing 1500 MCF/D to sales. In addition, the TXL "1" #1 well is currently being drilled and has logged 89 feet of gross potential pay in shallower intervals. Total depth (projected at 22,000 feet) and the primary Silvro-Devonian formation objective is expected to be reached by December 1997. The Company expects that two drilling rigs will continue running in 1998 in the project area on exploration wells. In addition, a third drilling rig is anticipated to be brought into the project area in 1998 to continue with follow-up development wells to the Oatman #1 well. The Company also expects the Hammond #1 and the Youngblood #1 exploratory wells in the prospect area to commence drilling in January. The partners in the project are currently evaluating proposals to shoot an additional 130 square miles of 3-D data in the project area.

         GULF COAST FRIO: The Company anticipates participation in the drilling of up to six shallow Frio prospects by the end of January 1998 in the South Texas Frio trend. These prospects are "AVO" (amplitude versus offset) bright spot anomalies with an average total depth of 4500' test.


FINANCING ACTIVITIES

         SUMMARY - The Company realized net proceeds of $4.5 million from its financing activities during the first nine months of 1997 which consisted of (i) $1.4 million in cash proceeds from the issuance of common stock pursuant to a warrant exercise; (ii) net borrowings of $3.3 million on the Company's revolving credit facility with ING; and (iii) $168,000 for the payment of preferred stock dividends and other debt and miscellaneous. Effective April 1997 all of the Company's preferred stock had been either redeemed or converted to common stock and no further dividend payments are required in future periods.

         During the first nine months of 1996, the Company realized net proceeds of $11.6 million from financing activities. This consisted of (i) $21.8 million net proceeds realized from the sale of common stock in a public equity offering;
(ii) net repayment of $5.4 million in bank borrowings; (iii) the redemption of $3.6 million (cash basis) of 14-7/8% Senior Secured Notes; and (iv) an aggregate $1.2 million used for the payment of preferred stock dividends and other miscellaneous financing activities.

         CREDIT AGREEMENT - Availability under the Company's Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at September 30, 1997 and there was $5.3 million outstanding under the Credit Agreement at that date. Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, at which time amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option.

         The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at September 30, 1997.

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

         FINANCIAL COMMITMENTS - The Company expects that its available cash and expected cash flow from operating activities will be sufficient to meet its financial obligations and fund its planned developmental drilling on the Bakersfield Properties for the foreseeable future, provided that (i) there are no significant decreases in oil and gas prices; (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties; (iii) drilling costs for development wells with respect to the Bakersfield Properties do not increase significantly from the drilling costs recently experienced by the operator in such areas with respect to similar wells; and (iv) the operator continues its development program with respect to the Bakersfield Properties on the schedule currently contemplated.

         The Company also expects that its current liquidity condition and availability under its Credit Agreement will enable it to fund its 3-D seismic and exploration activities for the next eighteen months. Further exploration and resulting development drilling of these projects will depend on the measure of success of these initial activities.

         In the event operating cash flow and available liquidity are not sufficient to fund debt and development and exploration costs, or results from developmental drilling and exploration are not as successful as anticipated, the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in these activities.

                          STRATEGIC ALTERNATIVES UPDATE

         In March, 1997 the Company announced that it had engaged a group of investment bankers to pursue a possible sale of the Company in order to maximize shareholder returns. Following the circulation of certain confidential information to an initial group of potential suitors, indications of interest were received which suggested that the Company would probably receive more value for the Company's non-California assets if they were offered to a separate group of buyers because of the non-operated nature of these properties, and the relatively high level of future capital expenditures and reserve potential associated with the Company's various 3-D projects.

         The Company subsequently bifurcated the sales process during the second quarter and solicited interest from potential buyers for its California and non-California assets as separate packages. As a result of this effort the Company has now received offers and indications of interest on its non-California assets from several potential buyers which appear to reflect a more acceptable level of consideration. However, the Company believes that recent drilling success in its 3-D program could represent additional value for this package and it is circulating this new data to its potential non-California asset buyers.

         With respect to its California assets, early indications of interest appeared to be influenced by the lack of evidentiary support at that time for waterflood production response and associated proven undeveloped reserve economics on the Company's Ellis lease waterflood project in the Lost Hills field. Water injection at the Ellis lease had been initiated on a limited basis in July, 1996 with only four injectors. Consequently, there was little direct evidence available in March, 1997 to support the effects of repressurization and waterflood response.

         Since the Company received its initial indications of interest it has:
(1) converted an additional 11 wells to water injection (resulting in a total of 19 injection wells) and has documented an initial repressurization of that area of the Ellis lease currently under waterflood; (2) seen an increase in oil production from wells in the response area; and (3) most recently successfully completed its first infill well on the Ellis lease since repressurization commenced at an average flow rate of 33 BOPD. These production rates are materially higher than those for the wells drilled in late 1996 in the same area prior to repressurization. The Company is providing this data to its remaining California suitors.

         Additionally, a deep shale well drilled on the Truman lease in January, 1997 has continued to perform better than its offsetting wells. In October, 1997 the Company recommenced drilling on the Truman lease and has four wells scheduled for completion during the fourth quarter. The Company believes that this program will increase cash flow contribution from its California assets, thereby enhancing the financeability of this package by prospective bidders.

         Following the dissemination of the above recent information, the Company has entered into preliminary discussions with potential suitors for the entire Company including its non-California assets. The Company is continuing, however, to entertain proposals for the purchase of the Company's California assets and non-California assets in separate transactions.

         There can be no assurances, however, that this process will result in the sale of the Company. In the event the Company is sold, there can be no assurances as to either the amount or form of consideration that the Company's shareholders would receive in such a transaction.


               UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

         Certain of the statements set forth above under LIQUIDITY AND CAPITAL RESOURCES, OPERATING ACTIVITIES, CAPITAL EXPENDITURES AND INVESTING ACTIVITIES and STRATEGIC ALTERNATIVES UPDATE, such as the statements regarding possible increases in production amounts, anticipated favorable response from the Ellis waterflood project, available cash and expected cash flows from operating activities for 1997 and 1998, further development of the shale formation on the Truman lease, estimated development costs and number of anticipated wells to be drilled in 1997 and thereafter, estimates of potential hydrocarbon-bearing zones resulting from initial 3-D exploration results in the planned 3-D seismic program and the potential sale of the Company are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

          As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in the remainder of 1997 and beyond are based upon recently experienced product prices and costs (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1997 and beyond. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described under "Risk Factors" in the Company's Prospectus dated July 25, 1996, filed with the Securities and Exchange Commission, relating to the July 1996 Equity Offering. Because of the foregoing matters, the Company's actual results for the remainder of 1997 and beyond and strategic alternatives could differ materially from those expressed in the above-described forward-looking statements.

                               HARCOR ENERGY, INC.

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         (a)  Exhibits - 27   Financial Data Schedule

              *10.1 Form of Restated Severance Agreement dated as of April 9, 1997 among HarCor Energy, Inc. and the Company's employees

              10.2 Financial Services Agreement dated April 18, 1997 between Jefferies & Company, Inc. by David E.K. Frischkorn, Jr., Managing Director, and HarCor Energy, Inc.

         (b)  Reports on Form 8-K - None

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HARCOR ENERGY, INC.
                               Registrant




Date:  November 14, 1997       /s/ Francis H. Roth
                               --------------------------------------
                               Francis H. Roth
                               President and Chief
                               Operating Officer




Date:  November 14, 1997       /s/ Gary S. Peck
                               --------------------------------------
                               Gary S. Peck
                               Vice President - Finance &
                               Administration, Chief Financial
                               Officer and Corporate Secretary

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  27                  Financial Data Schedule
