Form 10-K405
period 1997-12-31
HARCOR ENERGY INC
filed 1998-03-31
CIK 315272

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              --------------------
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
      -------------------                                  -------------------
             NONE                                                  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.10 PAR VALUE

                                (TITLE OF CLASS)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       At March 26, 1998, the registrant had 16,268,387 shares of common stock outstanding. The aggregate market value on March 26, 1998 of the registrant's common stock held by non-affiliates of the registrant (including beneficial owners holding less than 10% of the registrant's common stock) was $26,278,000 (based upon the last reported sales price of the registrant's common stock as quoted on such date by the National Association of Securities Dealers, Inc. Automated Quotation System).

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

     On January 23, 1998, the Company reported reaching an agreement in principle with Seneca Resources Corporation ("Seneca") for the sale of the Company to Seneca (see STRATEGIC ALTERNATIVES UPDATE which follows).

     Formerly named Pangea Petroleum Company, the Company was organized as a California corporation in 1976, but did not conduct significant operations until after May 1980. Since 1987 when the present management group acquired control, the Company has grown through selective acquisitions and development drilling, with estimated proved reserves increasing from 1.35 MMBOE as of January 1, 1990, to 25.6 MMBOE as of January 1, 1998.

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

     The Company's operations have been focused in the San Joaquin Basin of California, South Texas, the Permian Basin of New Mexico and West Texas and the Gulf Coast of Louisiana. Based on the estimates of independent petroleum engineers, the Company had total proved reserves of 25.6 MMBOE consisting of
11.5 MMBbls of crude oil and natural gas liquids and 84.4 Bcf of natural gas as of January 1, 1998. The Company's present value of estimated future net cash flows before income taxes from its total proved reserves (the "Pre-tax SEC 10 Value") was $95.4 million at January 1, 1998. Approximately 86% of the Pre-tax SEC 10 Value was attributable to net proved reserves located in the Lost Hills Field in the San Joaquin Basin (the "Bakersfield Properties").

     The Company sold all of its non-California proved reserves, as well as its leasehold interests, working interests and associated rights, under its exploration agreements in its 3-D and 2-D exploration activities in South Texas, the West Texas-Permian Basin, and the Lapeyrouse area of Louisiana in February 1998 (see SALE OF NON-CALIFORNIA ASSETS).

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

     In July, 1995, the Company consummated the sale of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Secured Notes ("Senior Notes") due in the year 2002 (the "Note Offering"). Each unit consisted of a $1,000 principal amount note and a warrant to purchase 22 shares of common stock. The Senior Notes and warrants became separately transferable immediately after July 24, 1995.

     The net proceeds to the Company from the Note Offering was approximately $61 million after deducting discounts and offering expenses. The Company used the net proceeds to (i) repay $34.3 million outstanding under the credit agreement with ING Capital and repay the $5 million bridge loan with ING Capital; (ii) redeem the total $10.9 million in outstanding shares of Series D Preferred Stock which were issued in connection with the acquisition of the Bakersfield Properties and (iii) acquire interests in additional producing wells in the Bakersfield Properties and fund further development drilling. Concurrent with the repayment of its outstanding bank debt, the Company entered into a new credit agreement with ING Capital (the "Credit Agreement"), providing for a total credit facility of $15 million.

     In third quarter 1996, the Company completed a public offering of 6,700,000 shares of common stock at $4.50 per share (the "Equity Offering"). The Company sold 5,359,059 new primary shares in the Equity Offering, and certain of the Company's existing stockholders sold 1,340,941 shares. The Company realized total net proceeds of approximately $21.9 million from the Equity Offering after underwriters' discount and offering expenses.

     The Company used $10 million of the proceeds from the Equity Offering to repay the total outstanding under its Credit Agreement at that date. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million of the proceeds from the Equity Offering to redeem a portion of its Senior Notes. The remaining net proceeds to the Company, along with availability under the Credit Agreement, were used to fund its exploration activities which were subsequently sold in February 1998. There are currently $53.7 million of Senior Notes outstanding.

     SALE OF NON-CALIFORNIA ASSETS

     In February 1998, pursuant to its announced sales process (see STRATEGIC ALTERNATIVES UPDATE which follows) the Company closed the sale of all of its oil and gas assets located outside of California (the "Non-California Assets") to an undisclosed buyer effective January 1, 1998, for $12.8 million in cash, subject to certain post- closing adjustments. The Company anticipates recording an estimated gain of approximately $2.1 million upon closing of the sale subject to final post-closing adjustments. No capital gains taxes are anticipated to be incurred due to the Company's current net operating loss carry-forwards.

     The Non-California Assets consisted of (i) all of the Company's proved developed producing, proved undeveloped, probable and possible reserves primarily located in New Mexico, Texas, Alabama and Louisiana; (ii) all of the Company's leasehold interests, working interests in wells currently drilling, seismic data and the associated resale rights, and participation rights in those exploration agreements in its 3-D and 2-D exploration activities in the Hostetter area of South Texas, Reeves County in the West Texas-Permian Basin, the Lapeyrouse area of Louisiana, Polaris Joint Venture and the Gulf Coast Frio AVO Program; and (iii) certain miscellaneous royalty and net-profits interests in various states previously referred to by the Company as the Fund I Royalty Interests. See Note 10 of "Notes to Consolidated Financial Statements" included in Item 8. herein.

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

     The Company subsequently bifurcated the sales process during the second quarter and solicited interest from potential buyers for its California and Non-California assets as separate packages. As a result of this effort the Company effected the sale of its Non-California Assets for $12.8 million (subject to certain purchase price adjustments) in February 1998 (see SALE OF NON-CALIFORNIA ASSETS above).

     On January 23, 1998, the Company reported reaching an agreement in principle with Seneca for the sale of the Company to Seneca Corporation for a total cash price of $32,536,000, or $2.00 per share of the Company's common stock. The sale is subject to the preparation and execution of definitive agreements, satisfactory completion of the audit of the Company's financial statements for the year ended December 31, 1997, receipt of all required approvals, including approval of the Company's shareholders, satisfactory completion of the previously announced sale of the Company's Non-California Assets, and completion by Seneca of a satisfactory due diligence review of the Company's assets, liabilities and business.

     CONTINUING DEVELOPMENT ACTIVITIES - SAN JOAQUIN BASIN (CALIFORNIA)

     In July 1996 a secondary recovery waterflood project was initiated in the Diatomite zone on the Ellis lease. To date a total of 24 producing wells have been converted to water injection. Conversion of producing wells, normal production declines and the anticipated delay in significant waterflood response as the reservoir is reaching fill-up are reflected in lower producing rates. As a result of the waterflood conversion activity and certain delays in other projected development activities, the Company's daily production from these properties averaged 641 Bbls of oil and 6,751 Mcf of gas per day in fourth quarter 1997 as compared to 848 Bbls and 7,386 Mcf in fourth quarter 1996.

     The Company has recently (i) documented an initial repressurization of that area of the Ellis lease currently under waterflood; and (ii) seen an initial increase in oil production from wells in the response area. Additionally, based on results of a deep shale well drilled on the Truman lease in January, 1997 which has continued to perform better than its offsetting wells, the Company commenced a four well drilling program in October 1997 on the Truman lease. The Company's oil production from the Bakersfield Properties increased to approximately 860 barrels per day in February, 1998, as a result of four additional development wells drilled on the Ellis lease in the fourth quarter of 1997 and January 1998. (See DEVELOPMENTAL DRILLING ACTIVITIES in LIQUIDITY AND CAPITAL RESOURCES included in Item 7. herein.)


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

     Price fluctuations in the oil market have a significant impact on the Company's business as most of the Company's oil production is sold at prices based upon posted field prices which vary monthly. Additionally, price fluctuations in the gas market also have a significant impact on the Company's business, as approximately 44% of the Company's natural gas production in 1997 was sold at spot market prices. The Company currently anticipates that approximately 2.9 Bcf of the Company's natural gas production for 1998 (based on contracted volumes at December 31, 1997) will be sold under fixed-price or NYMEX-indexed contracts with the balance sold at spot market prices with the balance anticipated being sold at spot prices.

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

     CUSTOMERS

     The following customers accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:


                 Customer                              1997      1996      1995
     ----------------------------------                ----      ----      ----
     Kern Oil and Refining .......................       --        --        10%
     Mock Resources, Inc. ........................       17%       20%       24%
     Valero Gas Marketing, L.P. ..................       --        --        10%
     Enron Capital and Trade Resources ...........       22%       18%       --
     Shell Oil Company ...........................       --        27%       --
     Koch Oil Co. ................................       23%       --        --


     The Company considers its relationships with these customers to be satisfactory. The Company believes that the loss of any present customers would not have a material adverse effect on the Company's consolidated business.

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

     Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. Historically, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     TAXATION - The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws, including the Tax Reform Act of 1986. Certain transactions which were entered into in connection with the Company's 1987 recapitalization have, under the Tax Reform Act of 1986, significantly limited the Company's ability to utilize its net operating losses arising prior to the recapitalization. In addition, certain 1992 equity transactions resulted in additional restrictions on the utilization of net operating losses arising since 1987. For further information on the limitations of the Company's net operating loss carryforwards, see "Notes to Consolidated Financial Statements" included in Item 8. herein.

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

     Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. For example, the federal Comprehensive

Environmental Response, Compensation and Liability Act of 1980, as amended, also known as the "Superfund" law, imposes strict liability on an owner and operator of a facility or site where a release of hazardous substances into the environment has occurred and on companies that disposed or arranged for the disposal of the hazardous substances released at the facility or site. Although many of the wastes handled by the Company are not subject to classification as hazardous substances under current law, any change in law that would cause such wastes to be reclassified as hazardous would make such wastes subject to more stringent and costly handling, disposal and clean-up requirements. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist, require the acquisition of a permit before drilling commences, or prohibit drilling activities in environmentally sensitive areas. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations and costs of the Company. In 1996, the American Institute of Certified Public Accountants issued its Statement of Position 96-1 ("SOP 96-1"), which provides guidance on accounting for environmental remediation liabilities. SOP 96-1 interprets existing Financial Accounting Standards Board standards applicable to public companies. The Company's adoption of SOP 96-1 in 1997 did not have a material effect on its results of operations or financial position.

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

     EMPLOYEES

     At December 31, 1997, the Company had 14 full-time employees. The Company believes its relationship with its employees is satisfactory. The Company also employs technical consultants from time to time. The Company is not materially dependent on any of such consultants.

ITEM 2.  PROPERTIES

     PRODUCING ACREAGE AND WELLS

     The principal assets of the Company consist of interests in proved developed and undeveloped oil and gas leases in the United States. The Company's most significant oil and gas properties are located in the San Joaquin Basin of California (the Bakersfield Properties), various fields in South Texas, the Morganza Field in Louisiana, the Foshee and West Foshee Fields in Alabama, and in various fields in the Southeast New Mexico portion of the Permian Basin. These properties, in aggregate, accounted for 97% of the Company's oil and gas revenues in 1997. Substantially all of the interests in the oil and gas properties of the Company are subject to liens securing the Company's Credit Agreement with ING Capital and are subject to a second priority lien under the Company's Senior Notes and an indenture agreement. The Company sold its producing properties outside of California in February 1998. (See SALE OF NON-CALIFORNIA ASSETS in Item 1.)

     Workover and development activity in 1997 included significant development work on the San Joaquin Basin properties and the drilling of two successful development wells in South Texas. A total of ten successful development wells were drilled on the Bakersfield Properties during 1997. It is anticipated that 45 additional wells may be drilled in 1998, with a total of 183 new wells planned to exploit the proven undeveloped reserves on the properties over the next several years. It is also anticipated that a waterflood project, which was initiated in 1996 on the Ellis lease, will continue to be expanded in 1998. The Company's total future cost to develop the proven reserves on the properties is currently estimated at $76.8 million at December 31, 1997.

     EXPLORATION ACTIVITIES - During 1997 the Company commenced drilling operations in the McMullen County, Texas, and Reeves County, Texas 3-D project areas.

     In the McMullen County project area, the Company drilled two wells. The Texaco Fee #64-1 (22.725% working interest) is still under evaluation, while the Stella Penn #8 (17.5935% working interest) is flowing approximately 4 MMcfd and 120 BCPD. At year end the Company had two wells drilling in this project area.

     In the Reeves County project area, the Company drilled the TXL H-13 #1 which was completed as a shallow gas producer. In addition, the Company successfully re-entered and completed the Kirk #1 (7.5% working interest) which had an initial flow rate of 1 MMcfd. The Company had two wells drilling in this project area at year end.

     In the Gulf Coast 2-D AVO program, the Company participated in two wells both of which were dry holes.

     The Company sold its leasehold and working interests and associated rights under its exploration agreements as part of the sale of its Non-California Assets (see SALE OF NON-CALIFORNIA ASSETS in Item 1.).

     The following table summarizes the Company's producing and shut-in wells, producing acreage and undeveloped acreage as of December 31, 1997:


      Gross              Net               Producing             Undeveloped
    Wells (1)         Wells (2)             Acreage                Acreage
---------------    ---------------    -------------------    -------------------
 Oil       Gas      Oil       Gas      Gross        Net       Gross        Net
-----     -----    -----     -----    -------     -------    -------     -------
  317        79    164.4     19.58     23,596       6,305    135,468      16,933


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

    DRILLING ACTIVITIES

    The following table shows the gross and net number of exploratory and development wells drilled in the years indicated and the Company's interests therein:

                              1997                1996                1995
                       -----------------   -----------------   -----------------
                        Gross      Net      Gross      Net      Gross      Net
                       -------   -------   -------   -------   -------   -------
Exploratory-
  Oil ..............        --        --        --        --        --        --
  Gas ..............        --        --        --        --        --        --
  Dry ..............         2       .86        --        --        --        --

Development-
  Oil ..............        13      9.75        30     22.50        44     33.00
  Gas ..............         4       .55         2       .45         1       .28
  Dry ..............        --        --        --        --        --        --

Total-
  Producing ........        17     10.30        32     22.95        45     33.28
  Dry ..............         2       .86        --        --        --        --
                       -------   -------   -------   -------   -------   -------

                            19     11.16        32     22.95        45     33.28
                       =======   =======   =======   =======   =======   =======


     PRODUCTION, REVENUES AND LIFTING COSTS

     Summary information of the Company's net oil and gas production, the revenues derived by the Company from the sale of such production, the weighted average selling price per unit and the weighted average cost to the Company per unit produced is shown in Note 8 of "Notes to Consolidated Financial Statements" contained in Item 8. herein.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on December 16, 1997.

     (b) At the Annual Meeting, Vinod K. Dar and David E.K. Frischkorn, Jr. were elected as Class III directors of the Company for a three year term. Mark
G. Harrington, Herbert L. Oakes, Jr. and Francis H. Roth are Class I directors whose terms expire at the 1998 Annual Meeting of Stockholders. Robert J. Crespi and Ambrose K. Monell are Class II directors, whose terms expire at the 1999 Annual Meeting of Stockholders.

     (c) The number of shares voted for and against the two directors who were elected at the Annual Meeting were as follows:

                                                             VOTES AGAINST
        CANDIDATE                    VOTES FOR                 OR ABSTAIN
        ---------                    ---------               -------------
      Vinod K. Dar                  14,506,380                  68,306

      David E.K. Frischkorn, Jr.    14,506,355                  68,331

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


                                            1997                 1996
                                      ----------------     ----------------
     Quarter Ended                     High       Low       High       Low
     -------------                    ------     -----     ------     -----
     March 31 ...................     $ 6.88     $4.25     $ 5.38     $2.31
     June 30 ....................     $ 6.56     $5.63     $ 5.13     $4.06
     September 30 ...............     $ 6.13     $4.56     $ 6.25     $4.17
     December 31 ................     $ 5.25     $1.38     $ 6.11     $4.38


     On March 26, 1998, the closing bid price for the common stock as reported by NASDAQ was $1.66 per share. The Company had approximately 1,680 stockholders of record at that date.

     The Company has never paid dividends on its common stock. Pursuant to the terms of the Company's Senior Notes and its Credit Agreement, it is currently restricted from the payment of cash dividends on its common stock. Additionally, pursuant to the terms of the Company's preferred stock, the Company is restricted from the payment of cash dividends on its common stock unless the Company is current in its payment of dividends on such preferred stock. There is currently no preferred stock outstanding.

     RECENT SALES BY THE COMPANY OF UNREGISTERED SECURITIES

     In April 1997, 512,800 shares of common stock were issued upon conversion of 20,000 shares of the Company's Series B 8% Convertible Preferred Stock and 256,400 shares of common stock were issued upon conversion of 10,000 shares of the Company's Series C 8% Convertible Preferred Stock. In each case, no consideration was received by the Company other than the surrender of the certificates representing Convertible Preferred Stock being converted, and no commission or other remuneration was paid or given directly or indirectly in connection with such conversions. Therefore, the issuances of such shares of common stock upon such conversions are exempt from the registration provisions of the Securities Act of 1933 pursuant to the exemption provided by Section 3(a)(9) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Item 8. of this report:


                                                      Year Ended December 31,
                                    --------------------------------------------------------
                                          (Amounts in thousands except per share data)

                                      1997        1996        1995        1994        1993
                                    --------    --------    --------    --------    --------
Revenues ........................   $ 21,946    $ 31,622    $ 22,595    $ 13,213    $  6,725

Net loss ........................   $ (4,733)   $ (1,798)   $ (4,618)   $   (939)   $ (1,041)

Net loss applicable
to common stockholders ..........   $ (4,793)   $ (2,259)   $ (7,765)   $ (1,890)   $ (1,287)

Net loss percommon share ........   $   (.30)   $   (.20)   $   (.98)   $   (.29)       (.23)

Weighted average number
of common shares outstanding ....     15,915      11,150       7,904       6,447       5,492

                                      1997        1996        1995        1994        1993
                                    --------    --------    --------    --------    --------
Working capital .................   $ (4,585)   $    (61)   $  1,325    $ (7,943)   $  1,551

Total assets ....................   $ 93,528    $ 94,627    $ 94,231    $ 68,573    $ 17,937

Long-term debt ..................   $ 57,143    $ 54,100    $ 68,709    $ 31,889    $  8,067

Stockholders' equity ............   $ 26,377    $ 29,793    $ 10,214    $ 15,353    $  7,536

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (All dollar amounts referenced in this Item 7. have been rounded to the nearest thousand.)

  RESULTS OF OPERATIONS FOR THREE YEARS ENDED DECEMBER 31, 1997

COMPARISON OF 1997 TO 1996 -

      REVENUES - The Company's total revenues decreased $9,676,000 (31%) from $31,622,000 during 1996 to $21,946,000 in the current year. Approximately $2.9 million of the comparative decrease is attributable to a gain on sale of oil and gas properties the Company realized in December.

     Oil and gas revenues decreased $5,435,000 (25%) from $21,716,000 in 1996 to $16,281,000 in the current year due to decreased production levels. Oil and gas production volumes were comparably lower in the current year as a result of the following factors: (i) the sale of certain of the Company's Permian Basin properties in December 1996; (ii) normal production rate declines on the initial Bakersfield development wells; (iii) 1996 included the effect of higher initial production rates from the drilling of 17 development wells on the Bakersfield Properties during second and third quarters of 1996; (iv) the conversion of 23 producing wells to water injection wells beginning in the latter part of 1996 and continuing through 1997 as part of the Ellis waterflood project on the Bakersfield Properties; and (v) continuing development drilling on the Ellis lease was delayed pending repressurization of the Ellis waterflood. Development drilling on the Truman and Tisdale shale leases was also delayed until fourth quarter 1997 pending a potential resolution of the Company's announced sale process.

     Oil revenues decreased $3,687,000 (38%) from $9,777,000 in 1996 to
$6,090,000 in the current year due to lower production volumes. Oil production decreased 185,000 barrels (35%) from 523,000 barrels in 1996 to 338,000 barrels in the current year. A decrease of 111,000 barrels was attributable to the Bakersfield Properties due to the factors described above while oil production from the Company's other properties decreased 74,000 barrels in the aggregate due principally to the sale of the Company's Permian Basin properties in December 1996. The average unit price received for oil was $18.00 per barrel during the current year as compared to $18.71 per barrel for the same period in 1996. Hedging activities had no material effect on oil revenues in the current year.

     Gas revenues decreased $1,749,000 (15%) from $11,939,000 in 1996 to
$10,190,000 in 1997 also due to decreased production volumes. Gas production decreased 1,319,000 Mcf (23%) from 5,795,000 Mcf in 1996 to 4,476,000 Mcf in the current year. This was primarily the result of decreased production from the Company's Bakersfield Properties as described previously. Gas production from the Company's other properties declined 257,000 Mcf in the aggregate during 1997. Average prices received for gas increased to $2.28 per Mcf for the year 1997 as compared to $2.06 per Mcf in 1996.

     During 1997, the Company realized revenues of $5,487,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $3,554,000 from the sale of natural gas liquids (184,000 barrels at an average composite price of $19.42 per barrel), $1,771,000 from the resale of natural gas purchased from third parties, and $162,000 in gas processing fees. During 1996, the Company realized revenues of $6,635,000 from its gas plant and marketing activities consisting of $4,508,000 from the sale of natural gas liquids (232,000 barrels at an average composite price of $19.39 per barrel), $1,990,000 from the resale of natural gas purchased from third parties, and $137,000 in gas processing fees. The decrease in revenues from sale of NGLs in the current year was due to reduced gas inlet production volumes from the Company's Bakersfield Properties as previously discussed.

     The Company realized total interest and other income of approximately $179,000 in 1997 as compared to $3,271,000 during the same period in 1996. In 1996, other income included a gain of $2,948,000 on the sale of the Company's Permian Basin oil and gas assets which was effected in December of that year.

     COSTS AND EXPENSES - Total costs and expenses decreased $4,605,000 (15%) from $31,285,000 in 1996 to $26,680,000 in 1997.

     Oil and gas production costs for 1997 were $5,022,000 as compared to $5,134,000 in 1996, representing a decrease of $112,000 (2%) in the current year. The Company's total aggregate production cost per barrel of oil equivalent ("BOE") was $4.63 per BOE in 1997 as compared to $3.45 per BOE in 1996.

     During 1997, the Company incurred costs of $3,745,000 from gas plant and gas marketing activities, which consisted of $2,320,000 from the purchase of natural gas for processing and resale and $1,425,000 of direct operating expenses. During 1996, the Company incurred costs of $4,017,000 resulting from its gas plant and marketing activities which consisted of $2,072,000 from the purchase of natural gas for processing and resale and $1,945,000 of direct operating expenses.

     The Company incurred engineering and geological expenses of $272,000 and $368,000 for the years ended December 31, 1997 and 1996, respectively, representing a decrease of $96,000 (26%) for the current year.

Depletion, depreciation and amortization ("DD&A") expense decreased $2,927,000 (36%) from $8,173,000 in 1996 to $5,246,000 in 1997 due to decreased levels of oil and gas production in the current year as discussed in REVENUES. The DD&A rate per BOE for oil and gas reserves was $4.84 for 1997 as compared to $5.23 per BOE in 1996.

     General and administrative expenses were $2,869,000 and $3,160,000 for the years ended December 31, 1997 and 1996, respectively, representing a decrease of $291,000 (9%) in the current year.

     Interest expense decreased $1,272,000 (13%) from $10,066,000 in 1996 to $8,794,000 in 1997. This was due to the retirement of $11.3 million of the Company's 14-7/8% Senior Notes in the third quarter of 1996. The Company realized the benefit of reduced interest resulting from the debt retirement for the entire year of 1997 as compared to approximately two quarters during 1996. The Company paid $60,000 in preferred dividends in 1997 as compared to $461,000 during 1996. The decrease in dividends is due to the conversion of the Company's remaining preferred stock into common stock during 1997.

     NET LOSS - The Company's net loss attributable to common stockholders for the year ended December 31, 1997 was $4,793,000 ($.30 per common share). For the year ended December 31, 1996, the Company had net operating income of $337,000, and a net loss attributable to common stockholders, after extraordinary charge and preferred dividends, of $2,259,000 ($.20 per common share). The extraordinary charge in 1996 was due to early retirement of debt as a result of the redemption of a portion of the Company's 14-7/8% Senior Notes.

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

      During 1996, revenues of $6,635,000 were realized from the Company's natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $4,508,000 from the sale of processed NGLs (232,000 barrels at an average composite sale price of $19.39 per barrel), $1,990,000 from the resale of natural gas purchased from third parties, and $137,000 in processing fees. During 1995, the Company realized revenues of $6,362,000 from gas plant and gas marketing activities, which consisted of $3,321,000 from the sale of NGLs (207,000 barrels at an average composite sale price of $16.06 per barrel), $2,320,000 in the resale of natural gas purchased from third parties, and an aggregate of $721,000 from gas processing and other gas marketing activities.

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

      DD&A increased $2,200,000 (37%) from $5,973,000 in 1995 to $8,173,000 in
1996. This was the result of a significant increase in lease equipment and drilling costs incurred in the continued development of the Bakersfield Properties, and increasing production volume. The DD&A rate per BOE for oil and gas reserves on a Company-wide basis was $5.23 in 1996 as compared to $3.60 per BOE in 1995, excluding the effects of SFAS 121.

      General and administrative expenses were $3,160,000 and $2,744,000 for 1996 and 1995, respectively, representing an increase of $416,000 (15%) in the current year. The increase was a result of the Company's continued growth and expansion.

      Interest expense increased $3,220,000, from $6,846,000 in 1995 to $10,066,000 in 1996. This was due primarily to the refinancing of the Company's bank debt and Series D Redeemable Preferred Stock with $65,000,000 in Senior Notes in July 1995. Most of the principal balance resulting from this higher-cost debt refinancing was outstanding for all of 1996 (exclusive of a portion of the Senior Notes redeemed during the third quarter) as compared to five months during 1995. Also affecting interest expense in the current period was an increase in amortization of deferred financing costs resulting from this refinancing.

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


LIQUIDITY AND CAPITAL RESOURCES

      SUMMARY - The Company's sources of working capital have primarily been cash flow from operations and a combination of debt and equity financings as needs for capital have arisen. In 1997, the Company generated net cash from operations of $2,583,000 as compared to $6,083,000 in 1996. The Company realized net proceeds of $4,508,000 from financing activities during the current year as compared to $4,711,000 in 1996. The Company utilized a total of $7,540,000 in investing activities in the current year (which was net of proceeds from asset dispositions of $4,674,000) as compared to $21,405,000 in 1996. Investing activities in both periods consisted mainly of developmental drilling activities.

      WORKING CAPITAL - The Company had a working capital deficit of $4,585,000 with a current ratio of 0.54:1 at December 31, 1997 as compared to net working capital of $61,000 and a current ratio of 1:1 at December 31, 1996. Included in current liabilities at December 31, 1996, was $3.7 million in accrued interest relating to the Company's 14-7/8% Senior Notes. The accrued interest was subsequently paid in January 1997 with proceeds from an increase in long-term debt.


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

      During the current year, the Company generated discretionary cash flow of $1,745,000 (before changes in other working capital of $838,000). This compares to $7,213,000 (before changes in other working capital of $1,130,000) in 1996. The decrease in the current period's discretionary cash flow as compared to 1996 was due to decreased oil and gas production volumes which was a result of the following factors: (i) the sale of certain of the Company's Permian Basin properties in December 1996; (ii) normal production rate declines; (iii) 1996 included the effects of higher initial production rates resulting from developmental drilling activities; (iv) the conversion of producing wells to water injection wells as part of the Ellis waterflood project during the current year; and (v) certain other delays of the projected development drilling program on the Bakersfield Properties. These factors resulted in a 27% decrease in BOE production levels in 1997 as compared with 1996. (See RESULTS OF OPERATIONS - REVENUES.)

      With respect to pricing, the Company-wide average prices realized for oil and gas sales were $18.00 per barrel for oil, $19.42 per barrel for NGLs and $2.28 per Mcf for natural gas. This compares to $18.71, $19.39 and $2.06, respectively, for 1996. Average prices as stated include the effects of the Company's fixed price sales and hedging contracts.

     The effect of the current period's decline in production volumes was partially mitigated by (i) lower operating costs and expenses; (ii) interest expense savings as a result of the retirement of a portion of the Company's 14-7/8% Senior Notes; and (iii) reduced dividend payments resulting from the conversion of the Company's remaining preferred stock into common stock. (See RESULTS OF OPERATIONS - COSTS AND EXPENSES.)

     Production from the Bakersfield Properties during January and February of 1998 has increased over the fourth quarter rates as a result of development drilling on the Truman lease. The Ellis lease will continue to be negatively impacted by normal production declines and production losses resulting from the conversion of additional producing wells to water injector wells in the further development of waterflood project. Plans for 1998 provide for the conversion of an additional 12 producing wells to injection for a total of 35 injectors by year-end 1998.

     The Company anticipates that the proposed additional shale development drilling on the Truman and Tisdale leases will positively affect 1998 production rates. Also, effects of water injection on the Ellis waterflood initiated in 1996 and continuing through 1997 have been observed, and an increase in production response has resulted in portions of the waterflood area beginning in the fourth quarter of 1997. (See DEVELOPMENTAL DRILLING ACTIVITIES which follows.)

       The Company will also be negatively impacted in future periods on a period-to-period comparative basis by the loss of production from the sale of its Non-California Assets in February 1998. These properties produced an estimated average of 730 BOE per day in the aggregate during fourth quarter 1997. See SALE OF NON-CALIFORNIA ASSETS above.

      RESULTS OF HEDGING ACTIVITIES - In order to help mitigate the potential effects of declines in oil and gas prices, the Company often enters into fixed-price sales and hedging contracts covering significant portions of the Company's current and estimated future production. The Company believes that its hedging strategy has helped manage its growth by providing more predictable cash flows with which to finance its acquisitions and development drilling activities. The Company's hedging activities during the three years ended December 31, 1997 have not had a material effect on the Company's liquidity or results of operations. (See Note 4 of "Notes to Consolidated Financial Statements" included herein.)

     EFFECTS OF INFLATION AND CHANGES IN PRICE - The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases, there could be a corresponding increase in the cost to the Company for drilling and related services, as well as an increase in revenues. Inflation has had a minimal effect on the Company.

FINANCING ACTIVITIES

      SUMMARY - The Company realized net proceeds of $4.5 million from its financing activities during 1997 which consisted of (i) $1.4 million in cash proceeds from the issuance of common stock pursuant to a warrant exercise; (ii) net borrowings of $3.3 million on the Company's revolving Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital"); and (iii) a net of $200,000 for the payment of preferred stock dividends and miscellaneous activities. Effective April 1997 all of the Company's preferred stock had been either redeemed or converted to common stock and no further dividend payments are required in future periods.

     CREDIT AGREEMENT - The Company entered into the current Credit Agreement with ING Capital in July 1995. Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at December 31, 1997, and was subsequently reduced to $4.3 million in February 1998 (see last paragraph of this note). Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $5.3 million outstanding under the Credit Agreement at December 31, 1997, with an effective interest rate of 8.25% at that date.

     The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at December 31, 1997.

     Pursuant to the terms of its 14-7/8% Senior Notes, the Company repaid $10.7 million of the $10.8 million outstanding under the Credit Agreement effective with the sale of its Non-California oil and gas assets in February 1998 (see Notes 3 and 10 of "Notes to Consolidated Financial Statements" included herein). ING Capital concurrently reduced the amount of the borrowing base by this amount pursuant to its rights under the Senior Notes and an intercreditor agreement.

     SENIOR NOTES - The Company's $53.7 million (face value) of Senior Notes bear interest at the rate of 14-7/8% per annum and are payable semi-annually on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:


               Year                            Percentage
               ----                            ----------
               1999..........................     110%
               2000..........................     107%
               2001 and thereafter...........     100%


     The Senior Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Senior Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company securing its bank debt.

     The difference between the face value of the Senior Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

     EXCESS CASH FLOW OFFER - In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Senior Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Senior Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. No such offer was required for the year ended December 31, 1997.


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

     SUMMARY - The Company expended a total of $12.2 million cash in investing activities in 1997 which consisted of $4.7 million for drilling costs accrued at December 31, 1996 and $7.5 million relating to current period developmental drilling and 3-D activities. The Company also realized cash proceeds of $4.7 million in 1997 relating to the sale of certain of its Permian Basin oil and gas properties which had been effected in December 1996. This compares to $21.4 million cash expenditures for 1996 which consisted of $8.2 million for drilling costs accrued at December 31, 1995 and $13.2 relating to developmental drilling and 3-D activities for 1996. Total accrual-basis capital expenditures were $10.3 million and $18.1 million for 1997 and 1996, respectively.

     DEVELOPMENTAL DRILLING ACTIVITIES - The Company had originally planned to spend approximately $14 million during 1997 on the development of its Bakersfield Properties. However, a portion of those expenditures for drilling new wells will be delayed until 1998 pending progress of repressuring of the Diatomite zone on the Ellis lease by water injection. During July, 1996 water injection was initiated in four wells in the waterflood pilot project area with four additional producing wells converted to injection in December 1996. Expansion of the waterflood project has continued in 1997 with the number of injection wells being increased to a total of 23 active injection wells by year-end 1997. Completion of the installation of the entire waterflood project is anticipated by early 1999.

     The effect of water injection has been observed in a total of 33 wells to date. During 1997 the Company drilled three Diatomite wells on the Ellis lease to evaluate the repressuring progress. Based on favorable pressure data observed, one of the three new wells was completed in the Diatomite zone as a producer. In addition to the three new Diatomite wells drilled on the Ellis lease in the third quarter of 1997, 12 wells previously drilled which were completed in only the deeper shale zone are also available for completion in the Diatomite zone pending repressuring of the waterflood area. The timing of completion of these wells and the drilling of additional wells is contingent on the pressure information indicating that the reservoir has been sufficiently repressured, although it is anticipated that at least a portion of these wells will be completed in the Diatomite in 1998.

     Active development of the shale zones on the Truman and Tisdale leases previously had been delayed as a primary focus was the exploitation of the Ellis lease through development drilling and installation of the Diatomite zone waterflood project. A deep shale well drilled on the Truman lease in January 1997 has shown favorable performance with average rates of 50 barrels of oil per day and 250 Mcfd during 1997. In the fourth quarter the Company commenced the drilling of a four-well shale development program on the Truman lease which was completed in the first quarter of 1998. Drilling activity resulted in the Truman lease production increasing from 223 barrels of oil per day in the fourth quarter to 550 barrels per day in February, 1998, although one of the four new wells only began producing late in February. Similarly, gas production increased from 3,483 Mcfd to 4,611 Mcfd (all rates net to the Company's interest). Additional shale development is also projected for 1998. These estimates may vary as the Company further evaluates the results of drilling activities, water injection, and results of future operations.

     There can be no assurances that the Company will be successful in the continued development of the Bakersfield Properties nor that it will experience increased production response from the Ellis waterflood project.

      EXPLORATION ACTIVITIES - During 1997 the Company commenced drilling operations in the McMullen County, Texas, and Reeves County, Texas 3-D project areas.

     In the McMullen County project area, the Company drilled two wells. The Texaco Fee #64-1 (22.725% working interest) is still under evaluation, while the Stella Penn #8 (17.5935% working interest) is flowing approximately 4 MMcfd and 120 BCPD. At year end the Company had two wells drilling in this project area.

     In the Reeves County project area, the Company drilled the TXL H-13 #1 which was completed as a shallow gas producer. In addition, the Company successfully re-entered and completed the Kirk #1 (7.5% working interest) which had an initial flow rate of 1 MMcfd. The Company had two wells drilling in this project area at year end.

     In the Gulf Coast 2-D AVO program, the Company participated in two wells both of which were dry holes.

     The Company sold all of its leasehold and working interests and associated rights under its exploration agreements as part of the sale of its Non-California Assets in February 1998. (See SALE OF NON-CALIFORNIA ASSETS which follows.)


SALE OF NON-CALIFORNIA ASSETS

     In February 1998, the Company closed pursuant to its announced sales process (see STRATEGIC ALTERNATIVES UPDATE which follows) the sale of all of its oil and gas assets located outside of California (the "Non-California Assets") to an undisclosed buyer effective December 31, 1997, for $12.8 million in cash. The transaction is subject to post closing adjustments, the most significant of which includes the purchaser's obligation to acquire a producing well in south Texas excluded from the purchase until workover operations now underway are completed. The well's value in the transaction was originally $714,000; however, the price to be paid by the purchaser will be equal to the present value of the reserves assigned to the well by HarCor's independent petroleum engineers, discounted at 10%, following completion of the workover. It is anticipated that the well will be restored to production in early April, but there is no assurance that its price as so determined will equal $714,000. The Company anticipates recording an estimated gain of approximately $2.1 million upon closing of the sale subject to final post-closing adjustments. No capital gains taxes are anticipated to be incurred due to the Company's current net operating loss carry-forwards.

     The Non-California Assets consisted of (i) all of the Company's proved developed producing, proved undeveloped, probable and possible reserves in New Mexico, Texas, Alabama and Louisiana; (ii) all of the Company's leasehold interests, working interests in wells currently drilling, seismic data and the associated resale rights, and participation rights in those exploration agreements in its 3-D and 2-D exploration activities in the Hostetter area of South Texas, Reeves County in the West Texas-Permian Basin, the Lapeyrouse area of Louisiana, Polaris Joint Venture and the Gulf Coast Frio AVO Program; and
(iii) certain miscellaneous royalty and net-profits interests in various states previously referred to by the Company as the Fund I Royalty Interests. Average daily production relating to these properties during the fourth quarter of 1997 was 213 BOPD and 3,100 Mcfd as reported. (See Note 10 of "Notes to Consolidated Financial Statements" included in Item 8. herein.)


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

     The Company subsequently bifurcated the sales process during the second quarter and solicited interest from potential buyers for its California and Non-California Assets as separate packages. As a result of this effort, the Company effected the sale of its Non-California Assets for approximately $12.8 million in February 1998 (see SALE OF NON-CALIFORNIA ASSETS in Item 1).

     On January 23, 1998, the Company reported reaching an agreement in principle with Seneca for the sale of the Company to Seneca for a total cash price of $32,536,000, or $2.00 per share of the Company's common stock. The sale is subject to the preparation and execution of definitive agreements, satisfactory completion of the audit of the Company's financial statements for the year ended December 31, 1997, receipt of all required approvals, including approval of the Company's shareholders, satisfactory completion of the previously announced sale of the Company's Non-California Assets and completion by Seneca of a satisfactory due diligence review of the Company's assets, liabilities and business.

FINANCIAL COMMITMENTS

     In the event that the proposed sale of the Company to Seneca is not effected, the Company plans to (i) restructure its overhead and significantly reduce G & A expenses according to its reduced scope of operations as a result of the sale of its Non-California Assets; (ii) attempt to refinance its Senior Notes with either lower-cost debt or additional equity; (iii) continue with the development of its Bakersfield Properties as outlined in Development Drilling Activities to the extent that cash flows and financial resources and liquidity permit; and (iv) continue to market the sale of the Company or the California Properties as an asset sale.

     In the event operating cash flow and available liquidity are not sufficient to continue funding development costs, or results from developmental drilling are not as successful as anticipated, the Company will either (i) curtail its developmental drilling and/or exploration activities or (ii) seek alternative financing to assist in these activities.

     There can be no assurances that the Company will be successful in closing its announced sale transaction. In the event this transaction is not closed, there can be no assurances that the Company will be successful in its efforts to refinance its Senior Notes, attract additional equity financing, nor successfully effect the sale of the Company or the sale of its California oil and gas properties at an acceptable price.


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

       As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in 1997 and beyond are based upon product prices and costs as of December 31, 1996 (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1997 and beyond. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described under "Risk Factors" in the Company's Prospectus dated July 25, 1996, filed with the Securities and Exchange Commission, relating to the July 1996 Equity Offering. Because of the foregoing matters, the Company's actual results for 1998 and beyond and strategic alternatives could differ materially from those expressed in the above-described forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item begins at Page F-1, following Page 52 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements with the Company's independent public accountants with respect to accounting or financial statement disclosure matters.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     GENERAL

     The names and ages of the Company's executive officers and directors, the principal occupation or employment of each of them during the past five years and at present, the name and principal business of the corporation or other organization, if any, in which such occupation or employment is or was carried on, directorships of other public companies or investment companies held by them, and the period during which the directors have served in that capacity with the Company are set forth below.


                                            Present Position            Director
        Name                  Age           With the Company              Since
        ----                  ---           ----------------              -----
Mark G. Harrington............45  Chairman of the Board of Directors      1987
                                    and Chief Executive Officer
Francis H. Roth...............60  President, Chief Operating Officer      1989
                                    and Director
Gary S. Peck..................45  Vice President - Finance &               N/A
                                    Administration, Chief Financial
                                    Officer and Corporate Secretary
Albert J. McMullin............41  Vice President - Land, Contracts and     N/A
                                    Acquisitions
Robert J. Cresci..............53  Director                                1994
Vinod K. Dar..................47  Director                                1992
David E. K. Frischkorn, Jr....46  Director                                1992
Ambrose K. Monell*............42  Director                                1987
Herbert L. Oakes, Jr..........51  Director                                1992


----------
* Resigned effective January 16, 1998

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

     Mr. Frischkorn, Jr. has been Managing Director in the Energy Corporate Finance Department of Jefferies & Company, Inc. since August 1996. From 1992 to 1996, he was a Senior Vice President and Managing Director in the Energy Corporate Finance Department of Rauscher Pierce Refsnes, Inc., an investment banking firm. From 1988 to 1992, he was President of Frischkorn & Co., a Houston, Texas-based merchant banking firm specializing in oil and gas corporate finance services. Preceding that he served as Vice President, Energy Group of Kidder, Peabody & Company and Senior Vice President, Corporate Finance of Rotan Mosle, Inc. in Houston, Texas. He holds a Bachelor of Arts degree in economics and German from Tufts University and a Masters of Business Administration from Columbia.

     Mr. Monell resigned as a director of the Company effective January 16, 1998, to pursue other interests.

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

ITEM 11.  EXECUTIVE COMPENSATION

     EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation earned during the last three years by the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers (collectively, the "Named Executive Officers") based on salary and bonus earned in those years:

                           SUMMARY COMPENSATION TABLE


                                                                                           Long-Term
                                                           Annual Compensation               Awards
                                                 -------------------------------------     ----------
                                                                                           Securities
                                                                                              and
                                                                          Other Annual     Securities     All Other
             Name and                                                        Compen-       Underlying      Compen-
        Principal Position              Year      Salary       Bonus        sation(1)      Options(2)     sation(3)
-----------------------------------     ----     --------     -------     ------------     ----------     ---------
Mark G. Harrington ................     1997     $231,800     $99,978            $ -0-            -0-     $   4,315
  Chairman of the Board                 1996      231,800      80,908              -0-         75,000         3,989
  and Chief Executive                   1995      190,000      70,417              -0-         50,000         3,699
  Officer

Francis H. Roth ...................     1997      152,500      47,867              -0-            -0-         5,859
  President and Chief                   1996      152,500      40,104              -0-         27,000         5,475
  Operating Officer                     1995      125,000      70,208              -0-         18,000         5,113

Gary S. Peck ......................     1997      122,000      38,292              -0-            -0-         2,700
  Vice President-Finance &              1996      122,000      31,333              -0-         24,000         2,490
  Administration, Chief                 1995      100,000      39,167              -0-         16,000         2,305
  Financial Officer and
  Corporate Secretary

Albert J. McMullin ................     1997       85,400      17,745              -0-            -0-         2,020
  Vice President-Land,                  1996       85,400      14,808              -0-         15,000         1,908
  Contracts & Acquisitions              1995       73,770       8,026              -0-         10,000           -0-


----------
(1) Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus of any of the Named Executive Officers.

(2) No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during any of the years presented.

(3) Such amounts were premiums paid by the Company for annual disability insurance for each such officer.



     STOCK OPTION GRANTS DURING 1997

     There were no stock options granted to the Named Executive Officers in 1997. The Company does not have any outstanding SARs.

            1997 OPTION EXERCISES AND OUTSTANDING STOCK OPTION VALUES
                             AS OF DECEMBER 31, 1997

     The following table shows the number of shares acquired by the Named Executive Officers upon their exercise of stock options during 1997, the value realized by such Named Executive Officers upon such exercises, the number of shares of common stock covered by both exercisable and non-exercisable stock options as of December 31, 1997 and their respective values at such date.


                     AGGREGATED OPTION EXERCISES IN 1996 AND
            AGGREGATED OPTIONS AND OPTION VALUES AT DECEMBER 31, 1997


                                                                Number of Securities Underlying         Value of Unexercised
                                                                    Unexercised Options at             In-the-Money Options at
                                  Shares                             December 31, 1997(#)              December 31, 1997($)(1)
                                Acquired on        Value        -------------------------------     -----------------------------
           Name                 Exercise(#)     Realized($)     Exercisable       Unexercisable     Exercisable     Unexercisable
---------------------------     -----------     -----------     -----------       -------------     -----------     -------------
Mark G. Harrington ........             -0-             N/A         252,500              37,500           $ -0-             $ -0-

Francis H. Roth ...........             -0-             N/A         116,500              13,500             -0-               -0-

Gary S. Peck ..............             -0-             N/A          75,500              12,000             -0-               -0-

Albert J. McMullin......-0-             N/A                          47,500               7,500             -0-               -0-


----------
(1) On December 31, 1997, the closing bid price of the common stock as quoted by NASDAQ was $1.65625 per share. Value is calculated on the basis of the differences between the option prices and $1.65625, multiplied by the number of shares of common stock granted at the respective option prices. The option prices for exercisable and unexercisable options granted to Messrs. Harrington, Roth, Peck and McMullin covering 290,000, 130,000, 87,500 and 55,000 shares, respectively, range from a low of $2.625 per share to a high of $5.16 per share. Consequently there was no value ascribed to any of the options in the above table.

     RESTRICTED SHARE VALUES AS OF DECEMBER 31, 1997

     The following table shows the number of restricted shares of common stock held by the Named Executive Officers and their values at December 31, 1997:


                           RESTRICTED STOCK SHARES AND
                  RESTRICTED STOCK VALUES AT DECEMBER 31, 1997


                                                     Restricted      Restricted
                                                       Shares       Share Value
                       Name                              (#)             ($)
          --------------------------------------     ----------     -----------
          Mark G. Harrington ...................         23,750     $    39,336

          Francis H. Roth ......................         15,625          25,879

          Gary S. Peck .........................         12,500          20,703

          Albert J. McMullin ...................          8,500          14,078


----------
(1) The Restricted Shares were originally prohibited from being sold, tendered, assigned, transferred, pledged or otherwise encumbered prior to the earliest of April 28, 1997 (lapse date), the date of a grantee's death or disability, or the date of a "Change of Control" of the Company, as defined in the Restricted Stock Agreement. The Restricted Stock Agreement was subsequently amended to designate January 15, 1997, as the lapse date, at which time the Restricted Shares became unrestricted.

(2) The value of Restricted Shares at December 31, 1997 is calculated by multiplying the number of Restricted Shares by the December 31, 1997 closing bid price of the common stock as quoted by NASDAQ, which was $1.65625 per share.


     COMPENSATION OF DIRECTORS

     During 1997, nonemployee members of the Board of Directors received annual compensation of $10,000 plus $1,000 for each meeting of the Board of Directors attended in person ($250 per telephonic meeting) and reimbursement for their reasonable expenses incurred in connection with their duties and functions as directors. Directors of the Company who are also employees do not receive any compensation for their services as directors.

     On October 14, 1992, the Board of Directors adopted the Company's 1992 Nonemployee Directors' Stock Option Plan (the "Directors' Option Plan"). Under the Directors' Option Plan, upon the latter of the effective date of the Directors' Option Plan or the date of their initial election or appointment to the Board of Directors, directors who are not employees of the Company were granted options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Thereafter, and so long as the Directors' Option Plan is in effect, upon the completion of each full year of service on the Board of Directors, each nonemployee director continuing to serve as a director will automatically be granted an additional option to purchase 5,000 shares of common stock at an exercise price equal to 110% of the fair market value of the common stock on the date of grant. All options granted under the Directors' Option Plan vest in equal parts over two years.

     Upon the third anniversary of his election to the Board of Directors (July 7, 1997), Mr. Cresci was automatically granted an option to purchase 5,000 shares of common stock at an exercise price equal to $6.32 per share, 110% of the fair market value of the common stock on such date. Upon completion of their fifth full year of service after the effective date of the Directors' Option Plan (October 14, 1997), Messrs. Dar and Frischkorn were each automatically granted an option to purchase 5,000 shares of common stock at an exercise price equal to $5.43 per share, 110% of the fair market value of the common stock on such date. Upon the fifth anniversary of his initial election to the Board of Directors (November 17, 1997), Mr. Oakes was automatically granted an option to purchase 5,000 shares of common stock at an exercise price equal to $4.54 per share, 110% of the fair market value of the common stock on such date.


     CHANGE-IN-CONTROL ARRANGEMENTS

     Effective April 9, 1997, pursuant to the authority granted by the Board of Directors to retain the Company's personnel necessary to maximize shareholder value in any potential sale process and effect an orderly transition, the Company entered into Severance Agreements (the "Agreements") with all employees, including the following Executive Officers: Mark G. Harrington, Francis H. Roth, Gary S. Peck and Albert J. McMullin. These Agreements were restated on October 17, 1997 to extend the term of the agreements through December 31, 1998. The Agreements only become effective if the Company is sold or a change of control occurs. The Agreements provide that the said Executive Officers agree to remain employed by the Company and to devote the their best efforts to the business affairs of the Company until (a) December 31, 1998, or until (b) the effective date of a "Change of Control" (as defined therein), whichever first occurs. If an Executive Officer leaves the Company's employment prior to the Effective Date, the Company is relieved of any severance obligation for such Officer. The Agreements further provide that the Executive Officers will not disclose or use any confidential information of the Company.

     Under the Agreements each of the Executive Officers is entitled to receive a lump sum severance payment equal to 1.5 times Total Cash Compensation (as defined) paid to such Executive Officer for the tax year 1996, if the employment of such Executive Officer either with the Company or any successors resulting from a Change of Control is terminated for any reason, including a voluntary termination by the Executive Officer, on or after the effective date of a "Change of Control". The Executive Officers are also entitled to current benefits under the

Company's existing health and life insurance policies for six months after the effective date, or until such policies contractually expire due to the dissolution of the Company, whichever occurs first.

     The Agreements do not guarantee continued employment by the Company but permit the Company to terminate the Executive Officers' employment at any time for cause. Each Executive Officer has agreed, effective upon the payment of these severance benefits, to release the Company or any successors arising from a Change of Control from all employment or termination related claims, including any claim for salary, bonuses, severance pay and benefits.


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

     BASE SALARY. While the Compensation Committee believes it is crucial to provide salaries within a competitive market range in order to attract and retain personnel who are highly talented, the Compensation Committee has established a philosophy of generally providing conservative base salaries coupled with incentive compensation opportunities that strongly emphasize pay-for-performance. The specific competitive markets considered depend on the nature and level of the positions in question and the labor markets from which qualified individuals would be recruited. For 1996, the Compensation Committee increased base salaries, which had not been increased since 1992, by 12% to reflect Consumer Price Index increases for the years 1993, 1994 and 1995. Also an additional increase of 10% was granted, after consultation with an independent human resources consulting firm and a review of peer group information, to be based, in part, on the successful closing of the Company's equity offering, resulting in a total increase of 22% over 1995 levels. The Compensation Committee intends to review the executive group's salaries on a biannual basis and adjust them if they deviate substantially from the average for other comparable companies or from salary levels implied by other market data. There was no Compensation Committee review of executive compensation during 1997.

     INCENTIVE BONUS COMPENSATION. The Compensation Committee is responsible for determining the participants, performance criteria to be used, award levels and allocation of incentives. Any allocated incentives are awarded to executive officers based upon performance factors that are reviewed annually to reflect the Company's goals for that year. It is the overall objective of the Company that the Incentive Plan not reward employees until the Company's stockholders have been appropriately rewarded for investing in the Company. The Compensation Committee is not required to grant awards for all amounts available under the Incentive Plan. There were no awards granted for the 1997 performance year.

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

     There were no awards of stock options to the named executive officers in 1997 pursuant to the 1994 Stock Option Plan.

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

     BASE SALARY. Mr. Harrington's base salary for 1997 was $231,800. Mr. Harrington's base salary reflects a consideration of both competitive forces and the Company's performance. The Company does not assign specific weights to these categories. It is based upon the criteria set forth above under "Executive Compensation - Base Salary."

     INCENTIVE COMPENSATION. No incentive bonus compensation was awarded Mr. Harrington for the 1997 performance year.

     STOCK OPTION PLAN. Mr. Harrington was not granted any options pursuant to the 1994 Stock Option Plan in 1997.

                                       Compensation Committee

                                       Vinod K. Dar
                                       Herbert Oakes, Jr.


                                PERFORMANCE GRAPH

     The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for a five-year period (December 31, 1992 to December 31, 1997) with the cumulative total return of the NASDAQ Composite
(US) and a
peer group described more fully below (the "Peer Group"). Dividend reinvestment has been assumed and, with respect to Companies in the Peer Group, the returns of each such Company have been weighted to reflect relative Stock Market Capitalization as of the beginning of the measurement period.


                                    [GRAPH]


     The Peer Group consists of Abraxas Petroleum Corp., Arch Petroleum, Inc., Callon Petroleum Co., Howell Corporation, Lomak Petroleum, Inc., McFarland Energy, Inc. and PANACO Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

      The following table sets forth information as to the number and percentage of shares of Common Stock owned beneficially as of March 25, 1998 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and each nominee for election as a director,
(iii) each Named Executive Officer and (iv) all directors and officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, each named beneficial owner had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.


                                                  Shares Owned
                                                  Beneficially
                                                      As of            Percent
          Beneficial Owner(1)                    March 25, 1998(2)     of Class
          -------------------                    -----------------     --------
Robert J. Cresci (3)..............................     37,500               *
Vinod K. Dar (3)..................................     32,500               *
David E.K. Frischkorn, Jr.(3).....................     27,500               *
Mark G. Harrington(3)(4)..........................    406,812             2.5
Albert J. McMullin (3)............................     56,000               *
Herbert L. Oakes, Jr.(3)..........................     32,500               *
Gary S. Peck(3)...................................    160,500               *
Francis H. Roth(3)................................    204,625             1.2
FMR Corp.(5)......................................  1,244,000             7.4
Trust Company of the West(6)......................  1,730,710            10.6
Paulson Partners (7)..............................  1,516,800             9.3
Timothy R. Barakett(8)............................  1,046,600             6.4
Turnberry Capital Management, L.L.C.(9)...........  1,359,200             8.4
All Directors and Officers as a group
   (8 persons)(4)(10).............................    957,937             5.7


----------
*    Less than 1%

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

(3)  Includes, 27,500, 17,500, 17,500, 252,500, 47,500, 17,500, 75,500, and
     116,500 shares for Messrs. Cresci, Dar, Frischkorn, Harrington, McMullin, Oakes, Peck, and Roth, respectively, purchasable within 60 days upon the exercise of stock options.

(4) Mr. Harrington is the Chief Executive Officer and Chairman of the Board of Directors of the Company. The number of shares indicated includes 10,126 shares held by Harrington and Company E V Fund I, Ltd., a limited partnership, of which Harrington and Company International Incorporated is the general or managing partner. Mr. Harrington is the majority stockholder, the President and a director of Harrington and Company International Incorporated. As a result, voting and investment power over such shares may be deemed to be shared between Mr. Harrington and

     Harrington and Company International Incorporated. Mr. Harrington disclaims beneficial ownership of such shares.

(5) The principal business address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Includes of 550,000 shares issuable upon exercise of a warrant granted to Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., as a result of Fidelity's acting as investment advisor to various investment companies registered under the Investment Company Act of 1940. FMR Corp. disclaims sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. FMR Corp., through its control of Fidelity, and the Funds share the power to dispose of the 1,244,000 shares owned and assumed to be owned by the Funds.

(6) The business address of Trust Company of the West ("TCW") is 865 South Figueroa, Suite 1800, Los Angeles, CA 90017. Includes 1,474,359 shares beneficially owned by a General Mills pension fund, over which TCW controls voting and investment power as Investment Manager and Custodian. TCW disclaims beneficial ownership of the 1,474,359 shares.

(7) The principal business address for Paulson Partners LP is 277 Park Avenue, 26th Floor, New York, NY 10172.

(8) The principal business address for Timothy R. Barakett is c/o Atticus Holdings, L.L.C. is 590 Madison Avenue, 32nd Floor, New York, NY 10022. Timothy R. Barakett is deemed, through sole voting and sole dispositive powers, to beneficially own 1,046,600 shares held in the aggregate by certain managed funds and accounts.

(9) The principal business address for Turnberry Capital Management, L.L.C. ("Turnberry") is Two Greenwich Office Park, Greenwich, CT 06831. Turnberry is managing general partner for certain investment partnerships which hold the shares and has sole power to vote all securities owned by them.

(10) Includes 572,000 shares purchasable within 60 days upon the exercise of stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In December 1997, the Company made an unsecured demand loan to Gary S. Peck, Vice President - Finance and Administration of the Company, in the amount of $90,000 for the purpose of covering a margin call on certain shares of Company Common Stock owned by Mr. Peck and held in a margin account with a brokerage firm. The loan bears interest at 10% per annum, and all interest is payable at maturity. Mr. Peck currently intends to pay all remaining indebtedness on the loan either from the severance payment he receives upon a Change in Control of the Company (see Item 11. Executive Compensation - Change-in-Control Arrangements) or from the proceeds of the sale of his shares of Company Common Stock upon a sale of the Company.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   See the Index to Consolidated Financial Statements contained in
          Item 8. herein.

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
                        Energy, Inc. and its officers. (11)
            10.15       Agreement of Exchange dated May 10, 1996 between HarCor
                        Energy, Inc. and South Coast Exploration Company. (15)
            10.16       Unanimous Consent of Stock Option and Compensation
                        Committee dated January 15, 1997, granting restricted
                        stock awards to Mark G. Harrington, Francis H. Roth,
                        Gary S. Peck and Albert J. McMullin. (16)
            10.17       Unanimous Consent of Board of Directors granting
                        restricted stock awards to non-employee directors and
                        employee severance awards to employees of the Company.
                        (16)
            10.18       Agreement in Principle dated January 23, 1998, between
                        the Company and Seneca Resources Corporation. (17)
            10.19       Form of Severance Agreement between the Company and each
                        employee of the Company. (18)


----------

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14.(c) of this Report.

            10.20 Purchase and Sale Agreement between the Company and Penroc Oil Corporation, dated December 3, 1997. (18)
            10.21 Letter Agreement dated January 15, 1998, amending the Purchase and Sale Agreement between the Company and Penroc Oil Corporation dated December 3, 1997. (18)
            23.1       Consent of Ryder Scott Company Petroleum Engineers. (18)
            23.2       Consent of Arthur Andersen LLP. (18)

        (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-62007) and incorporated herein by reference.
        (2)     Included in Exhibit 3.1.
        (3) Filed as an exhibit to Registrant's Amendment No. 1 to its Form 10-Q for the period ended September 30, 1992 dated as of December 5, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.
        (4) Filed as an exhibit to Registrant's Form 8-K dated as of November 23, 1992 and filed with the Commission on December 7,
                1992 (No. 0-9300) and incorporated herein by reference.
        (5)     Filed as an exhibit to Registrant's Form 10-K for the year ended
                December 31, 1987 (No. 0-9300) and incorporated herein by
                reference.
        (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
        (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
        (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
        (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994 (No. 33-8446) and incorporated herein by reference.
        (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
        (15) Filed as Exhibit 10.15 to HarCor Energy, Inc.'s Form S-1 Registration Statement No. 333-04987 and incorporated herein by reference.
        (16) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

        (17) Filed as an exhibit to Registrant's Form 8-K dated January 23, 1998 and incorporated herein by reference.
        (18)    Filed herewith.

(b) Reports on Form 8-K: On December 18, 1997 the Company filed a report on Form 8-K under Item 2. Disposition of Assets announcing an agreement for the sale of all of the Company's oil and gas assets located outside of California for $13.2 million.

        Included in the report was the following pro forma financial information:

        (i) Unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company at September 30, 1997 assuming that the disposition of assets described herein had occurred at that date; and

        (ii) Unaudited Pro Forma Statements of Operations for the nine-months ended September 30, 1997 and the year ended December 31, 1996 assuming that the disposition of assets described herein had occurred at the beginning of such periods.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARCOR ENERGY, INC.
                                       (Registrant)


Date:  March 30, 1998                  By: /s/ Gary S. Peck
                                           -------------------------------------
                                           Gary S. Peck
                                           Vice President - Finance &
                                           Administration, Chief Financial
                                           Officer and Corporate Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1998                  /s/ Mark G. Harrington
                                       -----------------------------------------
                                       Mark G. Harrington
                                       Chairman of the Board, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)


Date:  March 30, 1998                  /s/ Gary S. Peck
                                       -----------------------------------------
                                       Gary S. Peck
                                       Vice President - Finance &
                                       Administration, Chief Financial Officer
                                       and Corporate Secretary (Principal
                                       Accounting and Financial Officer)


Date:  March 30, 1998                  /s/ Francis H. Roth
                                       -----------------------------------------
                                       Francis H. Roth
                                       President, Chief Operating Officer and
                                       Director


Date:  March 30, 1998                  /s/ Robert J. Cresci
                                       -----------------------------------------
                                       Robert J. Cresci
                                       Director


Date:  March 30, 1998                  /s/ Vinod K. Dar
                                       -----------------------------------------
                                       Vinod K. Dar
                                       Director


Date:  March 30, 1998                  /s/ David E.K. Frischkorn, Jr.
                                       -----------------------------------------
                                       David E.K. Frischkorn, Jr.
                                       Director



Date:  March 30, 1998                  /s/ Herbert L. Oakes, Jr.
                                       -----------------------------------------
                                       Herbert L. Oakes, Jr.
                                       Director

                               INDEX TO EXHIBITS

          Exhibits      Description
          --------      -----------
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
                        Energy, Inc. and its officers. (11)
            10.15       Agreement of Exchange dated May 10, 1996 between HarCor
                        Energy, Inc. and South Coast Exploration Company. (15)
            10.16       Unanimous Consent of Stock Option and Compensation
                        Committee dated January 15, 1997, granting restricted
                        stock awards to Mark G. Harrington, Francis H. Roth,
                        Gary S. Peck and Albert J. McMullin. (16)
            10.17       Unanimous Consent of Board of Directors granting
                        restricted stock awards to non-employee directors and
                        employee severance awards to employees of the Company.
                        (16)
            10.18       Agreement in Principle dated January 23, 1998, between
                        the Company and Seneca Resources Corporation. (17)
            10.19       Form of Severance Agreement between the Company and each
                        employee of the Company. (18)


----------

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14.(c) of this Report.

            23.1        Consent of Ryder Scott Company Petroleum Engineers. (18)
            23.2        Consent of Huddleston & Co., Inc. (18)
            23.3        Consent of Arthur Andersen LLP. (18)

        (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-62007) and incorporated herein by reference.
        (2)     Included in Exhibit 3.1.
        (3) Filed as an exhibit to Registrant's Amendment No. 1 to its Form 10-Q for the period ended September 30, 1992 dated as of December 5, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.
        (4) Filed as an exhibit to Registrant's Form 8-K dated as of November 23, 1992 and filed with the Commission on December 7,
                1992 (No. 0-9300) and incorporated herein by reference.
        (5)     Filed as an exhibit to Registrant's Form 10-K for the year ended
                December 31, 1987 (No. 0-9300) and incorporated herein by
                reference.
        (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
        (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
        (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
        (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994 (No. 33-8446) and incorporated herein by reference.
        (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
        (15) Filed as Exhibit 10.15 to HarCor Energy, Inc.'s Form S-1 Registration Statement No. 333-04987 and incorporated herein by reference.
        (16)    Filed as an exhibit to Registrant's Form 10-K for the year ended
                December 31, 1996 and incorporated herein by reference.
        (17)    Filed as an exhibit to Registrant's Form 8-K dated January 23,
                1998 and incorporated herein by reference.
        (18)    Filed herewith.

                               HARCOR ENERGY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX




CONSOLIDATED FINANCIAL STATEMENTS:                                        Page
                                                                          ----

     Report of Independent Public Accountants ........................     F-2

     Consolidated Balance Sheets .....................................     F-3

     Consolidated Statements of Operations ...........................     F-5

     Consolidated Statements of
       Stockholders' Equity ..........................................     F-6

     Consolidated Statements of Cash Flows ...........................     F-7

     Notes to Consolidated Financial Statements ......................     F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the  Stockholders  and Board of  Directors  of HarCor  Energy,
Inc.:

We have audited the accompanying consolidated balance sheets of HarCor Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HarCor Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 1, 10 and 11, the Company sold its Non-California Assets in February 1998 and entered into an agreement in principle on January 23, 1998 to sell the Company to Seneca Resources Corporation, pending completion of definitive agreements, shareholder approvals, satisfactory due diligence review and certain other matters.


                                       ARTHUR ANDERSEN LLP


Houston, Texas
March 25, 1998

                              HARCOR ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------
                                     ASSETS


                                                  1997                1996
                                             --------------      --------------
CURRENT ASSETS:
  Cash and cash investments ............     $    1,143,875      $    1,593,330
  Accounts receivable ..................          4,110,456           8,894,240
  Prepaids and other ...................            169,256             185,618
                                             --------------      --------------
  Total current assets .................          5,423,587          10,673,188
                                             --------------      --------------

PROPERTY AND EQUIPMENT, at cost,
  successful efforts method:
  Unproven oil and gas properties ......          4,403,430           4,079,779
  Proved oil and gas properties:
    Leasehold costs ....................         57,875,358          56,934,690
    Plant, lease and well equipment ....         22,262,042          19,194,951
    Intangible development costs .......         34,658,816          28,918,323
  Furniture and equipment ..............            396,551             373,772
                                             --------------      --------------
                                                119,596,197         109,501,515

  Less - accumulated depletion,
    depreciation and amortization ......        (34,121,156)        (28,876,525)
                                             --------------      --------------
  Net property, plant and equipment ....         85,475,041          80,624,990
                                             --------------      --------------
OTHER ASSETS ...........................          2,629,372           3,328,364
                                             --------------      --------------
                                             $   93,528,000      $   94,626,542
                                             ==============      ==============

                  The accompanying notes are an integral part

                  of these consolidated financial statements.

                              HARCOR ENERGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       1997             1996
                                                   ------------     ------------
CURRENT LIABILITIES:
  Short-term portion of
    long-term bank debt ......................     $    795,000     $    300,000
  Other short-term debt ......................          121,600           85,500
  Accounts payable and
    accrued liabilities ......................        9,091,800       10,348,318
                                                   ------------     ------------

  Total current liabilities ..................       10,008,400       10,733,818
                                                   ------------     ------------

LONG-TERM BANK DEBT ..........................        4,505,000        1,700,000
                                                   ------------     ------------

14-7/8% SENIOR SECURED NOTES .................       52,637,599       52,400,131
                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized; zero and
    30,000 shares issued and outstanding
    at December 31, 1997 and 1996 ............               --              300

  Common stock, $.10 par value -
    25,000,000 shares authorized;
    16,268,387 and 15,110,836 shares
    issued and outstanding at December
    31, 1997 and 1996, respectively ..........        1,626,839        1,511,084

  Additional paid-in capital .................       51,093,839       49,891,612

  Accumulated deficit ........................      (26,343,677)     (21,610,403)
                                                   ------------     ------------

  Total stockholders' equity .................       26,377,001       29,792,593
                                                   ------------     ------------
                                                   $ 93,528,000     $ 94,626,542
                                                   ============     ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                              HARCOR ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                            1997                1996                1995
                                                        ------------       -------------        -------------
REVENUES:
  Oil and gas revenues ..........................       $16,280,570        $ 21,716,014         $16,030,043
  Gas plant operating
    and marketing revenues ......................         5,487,273           6,635,147           6,361,665
  Interest income ...............................            43,424             124,040             164,193
  Other .........................................           135,135           3,146,973              39,368
                                                        -----------        ------------         ------------
                                                         21,946,402          31,622,174          22,595,269
                                                        -----------        ------------         ------------


COSTS AND EXPENSES:
  Production costs ..............................         5,022,210           5,133,892            5,262,887
  Gas plant operating
    and marketing costs .........................         3,745,486           4,016,850            3,704,397
  Exploration costs .............................           271,722             367,893              311,115
  Depletion, depreciation and
    amortization ................................         5,246,413           8,172,578            5,973,117
  General and administrative expenses ...........         2,869,025           3,159,605            2,744,239
  Interest expense ..............................         8,794,185          10,066,602            6,846,471
  Other .........................................           730,635             367,844              482,608
                                                        -----------        ------------         ------------
                                                         26,679,676          31,285,264           25,324,834
                                                        -----------        ------------         ------------

  Income (loss) before provision for income
    taxes and extraordinary item ................        (4,733,274)            336,910           (2,729,565)
  Provision for income taxes ....................                --                  --                   --
                                                        -----------        ------------         ------------
  Net operating income (loss) before
    extraordinary item ..........................        (4,733,274)            336,910           (2,729,565)

  EXTRAORDINARY ITEM - Loss on early
    extinguishment of debt ......................                --          (2,134,764)          (1,888,433)
                                                        -----------        ------------         ------------
    Net loss ....................................        (4,733,274)         (1,797,854)          (4,617,998)

  Dividends on preferred stock ..................           (60,000)           (460,842)          (1,000,161)
  Accretion on redeemable
    preferred stock .............................                --                  --           (2,146,812)
                                                        -----------        ------------         ------------

  NET LOSS APPLICABLE TO COMMON
    STOCKHOLDERS ................................       $(4,793,274)       $ (2,258,696)        $ (7,764,971)
                                                        ===========        ============         ============

  NET LOSS PER COMMON SHARE BEFORE
    EXTRAORDINARY ITEM ..........................       $     (0.30)       $      (0.01)        $      (0.74)
                                                        ===========        ============         ============

  NET LOSS PER COMMON SHARE AFTER
    EXTRAORDINARY ITEM ..........................       $     (0.30)       $      (0.20)        $      (0.98)
                                                        ===========        ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                  Preferred Stock          Common Stock        Additional
                                                  ---------------          ------------         Paid-in           Accumulated
                                                  Shares   Amount        Shares     Amount      Capital             Deficit
                                                  ------   ------        ------     ------      -------             -------


BALANCE, DECEMBER 31, 1994                        67,500   $ 675      7,192,837  $  719,284  $ 29,827,989       $ (15,194,551)

Conversion of Convertible Preferred Stock         (2,500)    (25)        64,100       6,410        (6,385)                 --
Issuance of common stock pursuant to
  bank financing agreement ..................         --      --         75,000       7,500       226,125                  --
Issuance of common stock
  pursuant to warrant exchange ..............         --      --      1,282,500     128,250      (128,250)                 --
Issuance of common stock and warrants
  pursuant to preferred stock dividends .....         --      --         16,770       1,677       153,164                  --
Issuance of warrants pursuant to 14 - 7/8%
  Senior Secured Notes ......................         --      --             --          --     2,238,000                  --
Preferred stock dividends ...................         --      --             --          --    (1,000,161)                 --
Accretion on Series D Preferred Stock .......         --      --             --          --    (2,146,812)                 --
Net Loss ....................................         --      --             --          --            --          (4,617,998)
                                                  ------   -----     ----------  ----------  ------------       -------------
BALANCE, DECEMBER 31, 1995                        65,000   $ 650      8,631,207  $  863,121  $ 29,163,670       $ (19,812,549)

Issuance of common stock
  pursuant to warrant exchanges .............         --      --         77,000       7,700        (7,700)                 --
Issuance of common stock
  pursuant to public equity offering ........         --      --      5,359,059     535,906    21,337,781                  --
Issuance of common stock
  pursuant to option exercises ..............         --      --        115,000      11,500       241,500                  --
Cancellation of warrants ....................         --      --             --          --      (290,290)                 --
Conversion of Preferred Stock ...............    (35,000)   (350)       928,570      92,857       (92,507)                 --
Preferred stock dividends ...................         --      --             --          --      (460,842)                 --
Net Loss ....................................         --      --             --          --            --          (1,797,854)
                                                  ------   -----     ----------  ----------  ------------       -------------
BALANCE, DECEMBER 31, 1996                        30,000   $ 300     15,110,836  $1,511,084  $ 49,891,612       $ (21,610,403)

Issuance of common stock
  pursuant to warrant exercises .............         --      --        388,351      38,835     1,354,965                  --
Conversion of Preferred Stock ...............    (30,000)   (300)       769,200      76,920       (92,738)                 --
Preferred stock dividends ...................         --      --             --          --       (60,000)                 --
Net Loss ....................................         --      --             --          --            --          (4,733,274)
                                                  ------   -----     ----------  ----------  ------------       -------------
BALANCE, DECEMBER 31, 1997                            --   $  --     16,268,387  $1,626,839  $ 51,093,839       $ (26,343,677)
                                                  ======   =====     ==========  ==========  ============       =============



The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                        1997                    1996                1995
                                                  ---------------         ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ...................................    $    (4,733,274)        $    (1,797,854)     $   (4,617,998)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depletion, depreciation and
      amortization and impairment ............          5,246,413               8,172,578           5,973,117
    Amortization of deferred charges .........            959,806                 919,996             708,932
  Exploration costs ..........................            271,722                 367,893             311,115
  (Gain) loss on disposition of assets .......                 --              (2,951,920)            131,702
  Loss on early extinguishment of debt .......                 --               2,134,764           1,888,433
  Other ......................................                 --                 367,844             350,908
                                                  ---------------         ---------------      --------------
                                                        1,744,667               7,213,301           4,746,209

Changes in current assets and liabilities:
  (Increase) decrease in receivables .........            109,784                (497,833)           (212,319)
  Decrease in other current assets ...........            137,962                  97,215              24,408
  Increase (decrease) in accounts payable and
    accrued liabilities ......................            590,482                (729,679)            457,233
                                                  ---------------         ---------------      --------------
  Net cash provided by operating activities...          2,582,895               6,083,004           5,015,531
                                                  ---------------         ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration costs ..........................           (271,722)               (367,893)           (311,115)
  Proceeds from sale of assets ...............          4,674,000                      --              13,650
  Additions to property and equipment ........        (11,942,464)            (21,037,567)         (8,953,427)
                                                  ---------------         ---------------      --------------
  Net cash used in investing activities ......         (7,540,186)            (21,405,460)         (9,250,892)
                                                  ---------------         ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term bank debt ..........          9,000,000               6,400,000           5,600,000
  Repayment of bank debt .....................         (5,700,000)            (10,000,000)        (39,400,000)
  Redemption of Redeemable Preferred Stock ...                 --                      --         (10,931,200)
  Proceeds from issuance of (redemption of)
    14-7/8% Senior Secured Notes .............                 --             (12,426,400)         64,647,700
  Proceeds from issuance of common stock .....          1,376,682              22,126,687                  --
  Dividends on preferred stock ...............            (60,000)               (460,842)           (464,161)
  (Increase) Decrease in other asssets .......            (23,346)               (318,455)         (3,856,119)
  Other ......................................            (85,500)               (609,664)            (55,597)
                                                  ---------------         ---------------      --------------
  Net cash provided by financing activities ..          4,507,836               4,711,326          15,540,623
                                                  ---------------         ---------------      --------------
  Net increase (decrease) in cash ............           (449,455)            (10,611,130)         11,305,262
  Cash at beginning of period ................          1,593,330              12,204,460             899,198
                                                  ---------------         ---------------      --------------
  Cash at end of period ......................    $     1,143,875         $     1,593,330      $   12,204,460
                                                  ===============         ===============      ==============





The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     The Company made cash interest payments of $8,273,000, $10,219,000 and $2,329,000 in 1997, 1996 and 1995, respectively.


SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - YEAR ENDED DECEMBER 31, 1997

     Included in investing activities in the current period are payments of $4,725,000 relating to drilling costs which were accrued but unpaid at December 31, 1996. At December 31, 1997, the Company had accrued capital costs of $2,878,000 which are not reflected in investing activities.

     The Company incurred a non-cash charge of $115,000 in connection with the write-off of an investment and related prepaid expense which is not reflected in investing activities.


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

                               HARCOR ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND ORGANIZATION -

     HarCor Energy, Inc. ("HarCor"), a Delaware corporation, was incorporated in 1976 and is engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States.

     The Company has reached an agreement in principle with Seneca Resources Corporation ("Seneca") for the sale of the Company to Seneca. The accompanying financial statements have been prepared on a historical-cost basis and do not reflect any allocation of purchase price that will be recorded by Seneca in connection with this pending transaction (see Note 11).

     PRINCIPLES OF CONSOLIDATION -

     The accompanying consolidated financial statements include the accounts and results of operations of HarCor and its wholly-owned subsidiaries, Warrior, Inc. ("Warrior") and HTAC Investments, Inc. ("HTACI") through March 1996 (see below); and HarCor's interest in certain oil and gas assets located in Kern County, California acquired on June 30, 1994 (the "Bakersfield Properties"); (collectively, the "Company" or "HarCor" unless the context specifies otherwise).

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     ACCOUNTS RECEIVABLE -

     Accounts receivable at December 31, 1997 and 1996 comprised the following (amounts in thousands):


                                                               1997       1996
                                                              ------     ------
     Oil and gas sales receivable .......................     $3,470     $3,464
     Other receivables ..................................        535        756
     Advances due from officers .........................        105         --
     Receivable for sale of property ....................         --      4,674
                                                              ------     ------
                                                              $4,110     $8,894
                                                              ======     ======


     JOINT INTEREST RECEIVABLE -

     Not included in accounts receivable as of December 31, 1997 is $1,141,000 that the Company claims it is owed pursuant to its rights under a Joint Operating Agreement ("JOA") with the operator of its California oil and gas properties. Of this amount, $421,000 is a result of amounts determined to be owed the Company pursuant to a third-party JOA audit for 1994 and 1995. The balance of $720,000 for 1996 and 1997 has been determined by the Company based on its own internal analysis of joint interest billings and actual direct expenses as furnished by the operator. The Company intends to substantiate this amount with a subsequent JOA audit. The entire $1,141,000 has been billed to the operator in February 1998, and the Company intends to pursue and collect the full amount owed pursuant to its rights and remedies under the JOA.

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

     Accordingly, the estimated fair values of its oil and gas properties were evaluated at December 31, 1997, 1996 and 1995 and compared to the carrying values of such assets at those dates. The resulting impairment loss in 1995 of $876,000 was included in depletion, depreciation, amortization and impairment. There were no impairment charges necessary in 1997 and 1996.

     Net property, plant and equipment at December 31, 1997, comprised the following (amounts in thousands):


     California Oil and Gas Properties ............................     $73,891
     Non-California Oil and Gas Properties ........................      11,428
     Other Assets .................................................         156
                                                                        -------
                                                                        $85,475
                                                                        =======


     The Non-California Assets were sold subsequent to December 31, 1997 (see
Note 10).

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

     CAPITALIZED INTEREST COSTS -

     Certain interest costs relating to the Company's 14-7/8% Senior Notes have been capitalized as part of the historical costs of unproved oil and gas properties. These capitalized interest costs were $375,000, $565,000, and $452,000 for 1997, 1996 and 1995, respectively.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

     Accounts payable and accrued liabilities at December 31, 1997 and 1996 comprised the following (amounts in thousands):


                                                            1997         1996
                                                          --------     --------
     Accrued development costs ......................     $  2,878     $  4,725
     Accrued interest payable .......................        3,663        3,710
     Trade accounts payable .........................        2,450        1,698
     Other accrued liabilities ......................          101          215
                                                          --------     --------
                                                          $  9,092     $ 10,348
                                                          ========     ========


     OTHER EXPENSES -

     Other expenses incurred in 1997 consist of $616,000 related to the Company's ongoing sale process and $115,000 resulting from the write-off of an investment in a potential acquisition.

     STOCK COMPENSATION PLANS -

     The Company accounts for its Stock Compensation Plans by applying provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; accordingly, no compensation expense has been recognized for awards granted under these plans. See Note 7.

     The Company has elected not to apply SFAS No. 123, "Accounting for Stock Based Compensation", which would result in additional compensation expense in the statement of income. Disclosure as to what net income or loss and earnings per share would have been had this method been followed is included in Note 7.

     NET LOSS PER COMMON SHARE -

     Net loss per common share represents basic earnings per share ("EPS") as defined in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, Basic EPS is calculated by dividing the net loss, after consideration of preferred stock dividends paid or accrued, by the weighted average number of common shares outstanding during each period presented. Diluted EPS, as defined in SFAS No. 128, is not presented separately as the effect of any potential common shares on reported losses would be antidilutive. Potential common shares for the Company include outstanding stock options, warrants and convertible preferred stock. The weighted average number of shares outstanding utilized in the calculation of both Basic and Diluted EPS was 15,915,000 in 1997, 11,150,000 shares in 1996, and 7,904,000 shares in 1995.

     CASH FLOWS -

     For purposes of reporting cash flows, cash and cash investments include cash on hand and temporary short-term cash investments, with original maturities of three months or less.

     USE OF ESTIMATES -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom. (See Note 9, "Oil and Gas Producing Activities".)


(2)  LONG-TERM BANK DEBT

     The Company entered into its current credit facility (the "Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") in July 1995. Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at December 31, 1997, and was subsequently reduced to $4.3 million in February 1998 (see last paragraph of this note). Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $5.3 million outstanding under the Credit Agreement at December 31, 1997, with an effective interest rate of 8.25% at that date.

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

     Pursuant to the terms of its 14-7/8% Senior Secured Notes, the Company repaid $10.7 million of the $10.8 million of long-term bank debt then outstanding under the Credit Agreement effective with the sale of its Non-California oil and gas assets in February 1998 (see Notes 3 and 10.) ING Capital concurrently reduced the amount of the borrowing base by this amount pursuant to its rights under the 14-7/8% Senior Secured Notes and an intercreditor agreement.


(3) 14-7/8% SENIOR SECURED NOTES

     NOTE OFFERING -

     In July 1995, the Company consummated the sale (the "Note Offering") of 65,000 units consisting of $65 million aggregate principal amount of its 14-7/8% Senior Secured Notes due July 15, 2002 (the "Senior Notes") and five-year warrants to purchase 1,430,000 shares of common stock at $3.85 per share. Each unit consisted of a $1,000 principal amount Note and 22 warrants to purchase an equal number of shares of common stock. The net proceeds to the Company from the Note Offering of approximately $61 million were used to (i) repay $34.3 million outstanding under its Credit Agreement with ING Capital, (ii) repay $5 million outstanding under a bridge loan with ING Capital, (iii) redeem the $10.9 million outstanding shares of Series D Preferred Stock, (iv) acquire additional interests in its Bakersfield Properties for $2.3 million and (v) finance a portion of the development of the Bakersfield Properties during the remainder of 1995.

     Pursuant to the terms of the Notes, and as a result of the Company's public offering of common stock in July 1996 (see Note 6), the Company redeemed an aggregate of $11.3 million of the Senior Notes in August and October 1996 at a price equal to 110% of their face value for an aggregate redemption price of $12.4 million. There were a total of $53.7 million Senior Notes outstanding (face value) at December 31, 1997. The difference between the face value of the Senior Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.

     THE SENIOR NOTES -

     The Senior Notes bear interest at the rate of 14-7/8% per annum and are payable semi-annually on January 15 and July 15 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1999, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on July 15 of the year set forth below plus, in each case, accrued interest thereon to the date of redemption:


               Year                                                   Percentage
               ----                                                   ----------
               1999..............................................        110%
               2000..............................................        107%
               2001 and thereafter...............................        100%


     The Senior Notes were issued pursuant to an indenture, dated July 24, 1995, between the Company and Texas Commerce Bank National Association, as Trustee (the "Indenture"). All of the obligations of the Company under the Senior Notes and the Indenture are secured by a second priority lien on substantially all of the assets of the Company securing its bank debt.

     EXCESS CASH FLOW OFFER -

     In the event that the Company has excess cash flow (as defined) in excess of $2 million in any fiscal year, beginning with the fiscal year ending December 31, 1996, the Company will be required to make an offer to purchase Senior Notes from all Holders in an amount equal to 50% of all such excess cash flow for such fiscal year (not just the amount in excess of $2 million) at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon ("Excess Cash Flow Offer"). The Company may credit the principal amount of Senior Notes acquired in the open market and retired prior to the Excess Cash Flow Offer against such required Excess Cash Flow Offer, provided that each Note may only be so credited once. Excess cash flow for this purpose is generally defined as net cash flow provided by operations less capital expenditures and payments on scheduled indebtedness. No such offer was required for the year ended December 31, 1997.


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

     As of December 31, 1997, the Company was a party to an oil contract covering notional volumes of approximately 88,000 barrels of oil for 1998 at a fixed price of $17.25/Bbl.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The following table summarizes the estimated fair value of financial instruments and related transactions for non-trading activities at December 31, 1997 (amounts are in thousands):


                                                                      Estimated
                                                         Carrying        Fair
                                                          Amount        Value
                                                         --------     ---------
     Long-Term Debt(1)(3) ..........................     $  5,300     $   5,300
     14-7/8% Senior Secured
       Notes(2)(3) .................................     $ 52,600     $  53,700
     NYMEX-related Crude Oil Price Swaps ...........     $     --     $     (84)


     (1)  See Note 2, "Long-Term Debt."

     (2)  See Note 3, "14-7/8 Senior Secured Notes."

     (3) The fair value of long-term debt and the Senior Notes are based on the estimated value the Company would have to pay to retire the debt or the Senior Notes. Management estimates such fair values approximate the face values of each debt item (not considering any applicable repayment premium on the Senior Notes - see Note 3) because (a) the long-term debt is floating-rate debt and (b) the interest rate on the Senior Notes approximates the rate the Company could obtain on similar financing at December 31, 1997.

     LEASE OBLIGATIONS -

     Future net minimum rental payments for office and office equipment lease commitments as of December 31, 1997 aggregated approximately $133,000 and $90,000 for 1998 and 1999, respectively.

     Rental expense in the aggregate under noncancellable long-term operating leases was approximately $138,000, $163,000 and $165,000 for 1997, 1996 and
1995, respectively.

     EMPLOYEE SEVERANCE OBLIGATION -

     Concurrent with the Company's engagement of investment bankers to pursue its potential sale, the Company's Board of Directors approved in March 1997 a severance arrangement for all of the Company's employees. The purpose of this severance arrangement is to maximize shareholder value in any potential sale process and retain personnel necessary to effect an orderly transition in the event of sale. The severance arrangement would be effected only in the event the Company is sold or a change of control occurs. Management has the ability to stagger payments subject to Board of Directors approval, but as of December 31, 1997 has not elected to do so. The total financial impact of this severance arrangement, if effected, would result in a decrement of approximately $2.3 million ($0.14 per share) to any potential sales proceeds. (See Note 10.)


(5)  INCOME TAXES

     The Company files a consolidated United States federal income tax return for its United States incorporated entities.

     The difference between the federal income tax statutory rate and the effective tax rate for all years reflected in the accompanying consolidated statements of operations relates to the uncertainty of utilizing future benefits from net operating loss carryforwards.

     The Company did not pay any United States regular or alternative minimum federal income taxes during the three-year period ended December 31, 1997 due to taxable losses in all three years.

     At December 31, 1997, the Company had accumulated net operating loss ("NOL") carryforwards for United States federal income tax purposes of approximately $35,941,000. Certain Company security transactions occurring since 1986 have triggered changes in the stock ownership of the Company aggregating more than 50% over a three-year period. Accordingly, NOL carryforwards of approximately $5,455,000 arising prior to 1987 are limited to approximately $755,000 of future utilization in the aggregate (expiring in the year 2001), and certain NOLs are (or could become) subject to limitations on the amounts that may be used to reduce taxable income in any given year based on changes in the stock ownership of the Company. Accordingly, the total net operating loss carryforwards available to reduce federal income taxes in the future are approximately $31,241,000. Such net operating loss carryforwards expire as follows for the years ending December 31 (amounts in thousands):


                 1998 ..............................................     $   550
                 2001 ..............................................         205
                 2002 ..............................................          90
                 2003 ..............................................       1,555
                 2004 ..............................................         755
                 2006 ..............................................       1,045
                 2007 ..............................................       1,150
                 2008 ..............................................       1,449
                 2009 ..............................................       3,316
                 2010 ..............................................       5,727
                 2011 ..............................................       5,072
                 2012 ..............................................      10,327
                                                                         -------
                                                                         $31,241
                                                                         =======


     Under the provisions of SFAS 109, "Accounting for Income Taxes", the income tax effects of temporary differences between financial and income tax reporting bases and carryforwards that give rise to deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows (amounts in thousands):


                                                              December 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
     Deferred tax assets:

       Net operating loss carryforwards ............     $ 10,622      $  7,012
       Other .......................................           59            --
                                                         --------      --------
         Total deferred tax assets .................       10,681         7,012
         Less valuation allowances .................       (5,865)       (4,447)
                                                         --------      --------
         Net deferred tax assets ...................     $  4,816      $  2,565
                                                         --------      --------

     Deferred tax liabilities:

       Oil and gas properties ......................     $ (4,808)     $ (2,414)
       Other .......................................           (8)         (151)
                                                         --------      --------
         Total deferred tax liabilities ............       (4,816)       (2,565)
                                                         --------      --------
         Net deferred taxes ........................     $     --      $     --
                                                         ========      ========


(6)  STOCKHOLDERS' EQUITY

     COMMON STOCK EQUITY OFFERING -

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

     The Company immediately used $10 million of the proceeds from the Equity Offering to repay the total amount outstanding under its Credit Agreement at that date. Pursuant to the terms of its Note Offering completed in July 1995, the Company used an aggregate of $12.4 million of the proceeds from the Equity Offering to redeem a portion of its Senior Notes (see Note 3). The remaining net proceeds to the Company, along with availability under the Credit Agreement, were used to initiate its 3-D seismic, CAEX and exploration activities.

     The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1996, which is derived from the historical financial statements of the Company as set forth herein, adjusted to reflect the following transactions as if they had occurred at January 1, 1996: (i) the sale by the Company of 5,359,059 primary shares of common stock at a price of $4.50 per share, less underwriters' discount, (ii) the redemption of $11.3 million of the Company's Senior Notes and (iii) the repayment of outstanding bank debt (amounts in thousands):


     Total revenues ..............................................     $ 31,622
                                                                       ========
     Net loss attributable to
       common shareholders .......................................     $   (711)
                                                                       ========
     Net loss per common share ...................................     $  (0.06)
                                                                       ========


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

     The Company issued 16,770 common shares pursuant to the payment of Series E Preferred Stock dividends during 1995.

     CONVERSION OF PREFERRED STOCK -

     In April 1997 (i) the remaining 20,000 shares of the Company's Series B 8% Convertible Preferred Stock were converted into 512,800 shares of the Company's common stock on an exchange basis equivalent to 25.64 shares of common to each share of preferred and (ii) all of the 10,000 shares of the Company's Series C 8% Convertible Preferred Stock were converted into 256,400 shares of the Company's common stock on an exchange basis equivalent to the Series B 8% Convertible Preferred Stock.

     The Company's 5,000 shares of Series A 8% Convertible Preferred Stock was converted into 71,428 common shares of the Company in November 1996 on an exchange basis equivalent to $3.50.

     The Company redeemed the total 109,312 shares of Series D Preferred Stock outstanding in July 1995 with proceeds resulting from a long-term refinancing of its debt. (See "Warrant Exchanges".)

     In October 1996 all of the Company's 30,000 shares of Series E Preferred Stock were converted into 857,143 shares of common stock of the Company.

      PREFERRED STOCK DIVIDENDS -

      The Company has paid dividends on its preferred stocks for the three years ended December 31, 1997 as follows (amounts in thousands):


Preferred Stock                                      1997       1996       1995
---------------                                     ------     ------     ------
8% Convertible Series A, B, C .................     $   60     $  258     $  265
9% Redeemable Series D ........................         --         --        540
4%-9%* Convertible Series E ...................         --        203        195
                                                    ------     ------     ------

                                                    $   60     $  461     $1,000
                                                    ======     ======     ======


* The coupon rate on the Series E increased from 4% per annum to 9% per annum effective July 1, 1995.

     Dividends on the 9% Series D Preferred Stock for the first half of 1995 were paid "in-kind" in additional shares of Series
D Preferred Stock. Dividends on the Series E Preferred Stock for the first half of 1995 were paid in shares of common stock of the Company. All other dividends were paid in cash for periods presented.

     WARRANT EXERCISES -

     In May 1997 a warrant to purchase 256,351 shares of the Company's common stock at $3.57 per share was exercised. Additionally, in July and August 1997 warrants to purchase an aggregate of 132,000 shares of the Company's common stock at

$3.85 per share were exercised. Total net cash proceeds to the Company were approximately $1.4 million as a result of these warrant exercises.

     WARRANT EXCHANGES -

     During 1996, the Company completed exchange agreements whereby certain holders of options and warrants to purchase the Company's common stock exchanged an aggregate 656,250 options and warrants at exercise prices ranging from $4.00 to $5.50 per share for an aggregate of 77,000 unregistered shares of common stock of the Company.

     In July 1995, in connection with the Note Offering, the Company and the Series D Holders effected an agreement pursuant to which the Series D Holders exchanged their 3,424,666 warrants to purchase shares of common stock at $3.67 per share for 1,100,000 shares of unregistered common stock of the Company. These shares were subsequently sold in conjunction with the Company's equity offering in July 1996 (see COMMON STOCK EQUITY OFFERING).

     In May 1995, a warrant to purchase 1,000,000 shares of the Company's common stock at $5.00 per share was exchanged for 182,500 unregistered shares of the Company's common stock. The Company had ascribed a value of $850,000 to the warrant upon its original issuance and has ascribed the same value to the common stock issued in this exchange.


(7)  STOCK OPTIONS AND WARRANTS

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

     Option transactions for the three years ended December 31, 1997 are summarized as follows:


                                                 Number of Options
                                    -------------------------------------------
                                                                      Available
                                                      Exercise       for Future
                                    Outstanding         Price           Grant
                                    -----------     -------------    ----------
Balance at December 31, 1994 ...        960,500     $2.20 - $4.68       879,500
  Expired ......................        (62,000)    $3.13 - $4.68        62,000
  Granted ......................        150,000     $2.61 - $3.71      (150,000)
                                    -----------                      ----------
Balance at December 31, 1995 ...      1,048,500     $2.20 - $4.68       791,500
  Canceled .....................       (150,000)        $4.88                --
  Expired ......................       (115,000)        $2.20                --
  Granted ......................        228,000     $4.56 - $6.47      (228,000)
                                    -----------                      ----------
Balance at December 31, 1996 ...      1,011,500     $2.61 - $6.47       563,500
  Expired ......................       (198,500)    $3.12 - $3.85            --
  Canceled .....................        (30,000)    $3.37 - $5.91            --
                                    -----------                      ----------
Balance at December 31, 1997 ...        783,000     $2.61 - $6.47       563,500
                                    ===========                      ==========


     At December 31, 1997, 671,500 options to purchase common shares were exercisable under these plans and agreements, with prices ranging from $2.61 to $6.47 per share and an aggregate exercise price of $2.5 million.

     The weighted average fair values per share of options granted during 1996 and 1995 were $3.16 and $1.57, respectively. No options were granted during 1997. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: (1) dividend yield of 0% and 0%, (2) expected volatility of 71% and 57%, (3) risk-free interest rate of 6.3% and 6.1%, and (4) expected life of 5.7 years and 6.0 years. The Company granted no additional stock options in 1997.

     The following table summarizes certain information for the shares outstanding at December 31, 1997:


                         Shares Outstanding               Shares Exercisable
                  ----------------------------------     ---------------------
                              Weighted      Weighted                  Weighted
  Range of                     Average       Average                   Average
    Grant                     Remaining       Grant                     Grant
   Prices         Shares        Life          Price       Shares        Price
------------     --------     ---------     --------     --------     --------
$2.61-$2.89       125,000           2.7     $   2.73      125,000     $   2.73
$3.16-$3.85       304,000           1.6     $   3.52      304,000     $   3.52
$4.25-$4.69       252,000           2.2     $   4.53      191,500     $   4.49
$5.15-$6.47       102,000           3.7     $   5.42       51,000     $   5.42
                 --------                   --------     --------     --------
$2.61-$6.47       783,000                   $   3.97      671,500     $   3.79
                 ========                   ========     ========     ========


     The Company's pro forma net income and earnings per share of common stock for 1997, 1996 and 1995, had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

                              1997                   1996                   1995
                      -------------------    -------------------    -------------------
                                    Pro                    Pro                    Pro
                      Reported     Forma     Reported     Forma     Reported     Forma
                      --------    -------    --------    -------    --------    -------
Net Loss before
Extraordinary Item    $ (4,793)   $(5,061)   $   (124)   $  (242)   $ (5,876)   $(5,876)

Net Loss per
Common Share before
Extraordinary Item    $  (0.30)   $ (0.32)   $  (0.01)   $ (0.02)   $  (0.74)   $ (0.74)


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are not anticipated.

     The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradeable, fully transferable options without vesting and/or trading restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management does not believe that this model provides a reliable single measure of the fair value of the Company's stock option awards.

     The following table summarizes certain information for shares exercisable at December 31.


                                       1997            1996            1995
                                   -------------   -------------   -------------
Shares Exercisable .............      671,500         708,500         744,000
Range of Grant Prices ..........   $2.61 - $6.47   $2.61 - $4.68   $2.20 - $4.68
Weighted Average Grant Price ...       $3.79           $3.58           $3.71


     WARRANTS -

     The Company has issued warrants in connection with certain of its financings. Issuances of these warrants are described in other footnotes herein pertaining to those transactions. All warrant transactions for the three years ended December 31, 1997 are summarized as follows:

                                                   Number of
                                                    Warrants         Exercise
                                                  Outstanding          Price
                                                  -----------      -------------
Balance at December 31, 1994 ................       4,397,587      $3.20 - $5.50
  Expired ...................................        (291,346)         $5.00
  Canceled ..................................      (4,424,666)     $4.75 - $5.00
  Issued ....................................       3,051,765      $3.85 - $4.75
                                                  -----------
Balance at December 31, 1995 ................       2,733,340      $3.20 - $5.50
  Canceled ..................................        (576,000)     $3.85 - $5.50
  Exercised .................................         (30,000)         $4.00
  Issued ....................................         132,451      $3.57 - $4.00
                                                  -----------
Balance at December 31, 1996 ................       2,259,791      $3.20 - $4.75
  Exercised .................................        (388,351)     $3.57 - $3.85
                                                  -----------
Balance at December 31, 1997 ................       1,871,440      $3.20 - $4.75
                                                  ===========


     At December 31, 1997, all outstanding warrants were exercisable with an aggregate exercise price of $7.2 million.


(8)  MAJOR CUSTOMERS AND CREDIT RISK

     A substantial portion of the Company's accounts receivable at December 31, 1997 was a result of oil and gas sales and joint interest billings to other companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Historically, credit losses incurred by the Company on receivables generally have not been material. No known material credit losses were experienced during 1997.

     The Company grants short-term credit to its customers, primarily major oil and gas companies, and generally receives payment within 30 to 60 days after the month of production.

     The following table summarizes the customers that accounted for more than 10% of the Company's oil and gas revenues in at least one of the years indicated:

                      Customer                         1997      1996      1995
     ---------------------------------------------     ----      ----      ----
     Kern Oil and Refining .......................       --        --        10%
     Mock Resources, Inc. ........................       17%       20%       24%
     Valero Gas Marketing, L.P. ..................       --        --        10%
     Enron Capital and Trade Resources ...........       22%       18%       --
     Shell Oil Company ...........................       --        27%       --
     Koch Oil Co. ................................       23%       --        --

     The Company considers its relationship with its current major customers to be satisfactory.

(9)  OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     RESULTS OF OPERATIONS  FOR OIL AND GAS PRODUCING  ACTIVITIES -

The following table shows, for the current year-ended, the net production, measured in barrels of oil and thousands of cubic feet of gas (rounded to the nearest thousand), attributable to the Company's oil and gas interests, the revenues derived by the Company from the sale of such production, the weighted average selling price per unit and the weighted average cost to the Company per unit produced (dollar amounts in thousands except per unit data):


                                               1997         1996         1995
                                            ----------   ----------   ----------
Production:
  Crude oil and condensate (Bbls) .......      338,000      523,000      463,000
  Plant NGLs (Bbls) .....................      183,000      232,000      207,000
  Natural Gas (Mcf) .....................    4,476,000    5,795,000    5,137,000

Revenues:
  Crude oil and condensate ..............   $    6,090   $    9,777   $    7,625
  Natural gas ...........................       10,190       11,939        8,405
  Gas plant and related revenues(1) .....        5,487        6,635        6,362
                                            ----------   ----------   ----------
                                                21,767       28,351       22,392
                                            ----------   ----------   ----------

Operating Costs:
  Production costs ......................        5,022        5,134        5,263
  Gas plant operating costs .............        3,745        4,017        3,704
  Exploration expenses ..................          272          368          311
  Depreciation gas plant ................          440          392          316
  Depletion, depreciation and
    impairment ..........................        4,735        7,781        5,619
                                            ----------   ----------   ----------
                                                14,214       17,692       15,213
                                            ----------   ----------   ----------

Income before income taxes ..............        7,553       10,659        7,179
Income tax expense (2) ..................        2,644        3,731        2,513
                                            ----------   ----------   ----------
Net income ..............................   $    4,909   $    6,928   $    4,666
                                            ----------   ----------   ----------

Weighted average selling price: (3)
  Crude oil and condensate (per Bbl)  ...   $    18.00   $    18.71   $    16.49
  Plant NGLs (per Bbl) ..................   $    19.42   $    19.39   $    16.06
  Natural gas (per Mcf) .................   $     2.28   $     2.06   $     1.64

Production costs per BOE(4) .............   $     4.63   $     3.45   $     3.99


(1) Revenues relating to the gas plant include sale of plant NGLs, resale of purchased third party gas, processing fees and other.

(2)  Income Tax Expense does not consider the effects of NOL carryforwards (see
Note 5).

(3) All average price data reflect the effects of the Company's fixed-price sales and hedging contracts.

(4) Production costs per BOE relate to oil and gas exclusive of NGLs, and include production and ad valorem taxes where applicable.


     The results of operations from oil and gas producing activities were determined in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69") and, therefore, do not include corporate overhead, interest and other general income and expense items.

     The Company's depletion, depreciation and impairment expense for oil and gas properties per physical unit of production measured in barrel of oil equivalents (with six Mcf of gas equaling one barrel of oil equivalent) was $4.84, $5.23 and $4.26 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's depletion and depreciation expense for 1995 included an impairment write-down of $876,000 relating to the implementation of the provisions of SFAS 121. Excluding such impairment write-down, the Company's depletion and depreciation expense was $3.60 per barrel of oil equivalent for 1995.

        CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES - The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, amortization and impairment at December 31, 1997 and 1996 were as follows (amounts are in thousands):

                                                           1997          1996
                                                         --------      --------
     Unproved properties ...........................     $  4,403      $  4,080
     Proved properties .............................      114,797       105,048
                                                         --------      --------

     Total capitalized costs .......................      119,200       109,128
     Less - accumulated depletion,
       depreciation, amortization and impairment ...      (33,879)      (28,706)
                                                         --------      --------
                                                         $ 85,321      $ 80,422
                                                         ========      ========


     The following table sets forth the costs incurred, both capitalized and expensed, in the Company's oil and gas property acquisition, exploration and development activities for the years presented (amounts in thousands):

                                                1997         1996         1995
                                              --------     --------     --------
Property acquisition costs -
  Proved ................................     $    940     $  2,592     $    256
  Unproved ..............................          325          629          453
Exploration costs .......................          272          368          311
Development costs .......................        8,808       14,500       17,457
                                              --------     --------     --------
                                              $ 10,345     $ 18,089     $ 18,477
                                              ========     ========     ========


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

     The following table sets forth the changes in the Company's total proved reserves for the years ended December 31, 1997, 1996 and 1995. All U.S. reserve estimates for the Company, excluding minor royalty interests which accounted for less than 1% of total reserves, were prepared by Ryder Scott Company, an independent petroleum engineering firm.

                                            Oil           NGLs          Gas
Proved Reserves                            (Bbls)        (Bbls)        (Mcf)
---------------                          ----------    ----------    ----------
December 31, 1994 ....................   10,581,492     2,908,333    69,802,000

  Revisions of previous estimates ....      (17,124)      102,106    10,118,498
  Extensions, discoveries and
    other additions ..................    1,851,381       174,991    12,291,500
  Purchases in place .................      404,508            --       561,281
  Production .........................     (462,533)     (206,823)   (5,137,079)
                                         ----------    ----------    ----------

December 31, 1995 ....................   12,357,724     2,978,607    87,636,200


  Revisions of previous estimates ....      273,958      (256,945)    3,538,120
  Extensions, discoveries and
    other additions ..................      639,010            --    10,462,000
  Sales in place .....................     (336,516)           --      (315,520)
  Production .........................     (522,527)     (232,222)   (5,795,000)
                                         ----------    ----------    ----------

December 31, 1996 ....................   12,411,649     2,489,440    95,525,800


  Revisions of previous estimates ....   (2,787,824)      (61,987)   (7,269,155)
  Extensions, discoveries and
    other additions ..................        5,445            --       607,000
  Purchases in place .................        2,985            --         6,007
  Production .........................     (338,400)     (184,077)   (4,475,752)
                                         ----------    ----------    ----------

December 31, 1997 (1) ................    9,293,855     2,243,376    84,393,900
                                         ==========    ==========    ==========


Proved developed reserves -

December 31, 1995..................       2,801,504       939,088    32,474,000
                                         ==========    ==========    ==========

December 31, 1996..................       2,691,456       924,628    34,589,000
                                         ==========    ==========    ==========
December 31, 1997 (1)..............       2,374,529       659,713    28,569,900
                                         ==========    ==========    ==========


(1) The proved reserve volumes at December 31, 1997, include 1,610,000 barrels of oil and 9,703,000 Mcf of gas, and proved developed reserve volumes include 224,000 barrels of oil and 5,500,000 Mcf of gas, related to oil and gas properties disposed of in the sale of the Company's Non-California Assets in February 1998. See Note 10.

     STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS -

     The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (amounts in thousands):


            Standardized Measures of Discounted Future Net Cash Flows

                                                          1997            1996            1995
                                                       ----------      ----------      ----------
Future cash inflow ...............................     $  424,839      $  754,020      $  478,302
Future production, development and
  abandonment costs ..............................       (250,519)       (276,963)       (238,517)
                                                       ----------      ----------      ----------

Future cash flows before income taxes (1) ........        174,320         477,057         239,785
Future income taxes ..............................        (31,209)       (137,674)        (47,082)
                                                       ----------      ----------      ----------

Future net cash flows ............................        143,111         339,383         192,703
10% discount factor ..............................        (64,238)       (154,200)        (81,798)
                                                       ----------      ----------      ----------
Standardized measure of discounted
  future net cash flow ...........................     $   78,873      $  185,183      $  110,905
                                                       ==========      ==========      ==========


Changes in standardized measure
  of discounted future net cash flows:
    Sales of oil, gas and natural gas
      liquids, net of production costs ...........     $  (14,518)     $  (21,912)     $  (10,857)
    Extensions, discoveries and other
      additions ..................................          1,312          21,140          13,667
    Revisions of estimates of reserves
      proved in prior years:
      Quantity estimated .........................        (22,369)          7,216           7,685
      Net changes in price and production
        costs ....................................       (126,550)        103,762          22,261
    Accretion of discount ........................         26,069          12,450           8,668
    Purchases of reserves in place ...............              3              --           3,252
    Sales of reserves in place ...................             --          (2,463)             --
    Development costs incurred ...................          5,822          15,085         (16,691)
    Changes in future development costs ..........        (19,391)         (7,896)         17,167
    Net change in income taxes ...................         59,021         (61,915)         (7,725)

    Changes in production rates (timing)
      and other ..................................        (15,709)          8,811          (7,335)
                                                       ----------      ----------      ----------

    Net change ...................................     $ (106,310)     $   74,278      $   30,092
                                                       ==========      ==========      ==========


(1) The discounted future net cash flows on a pre-tax basis related to the oil and gas properties disposed of in the sale in 1998 of the Company's Non-California Assets was $13.8 million at December 31, 1997 (see Note 10).


     Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates to estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis (including net operating loss carryforwards projected to be usable) of the properties involved.

     These estimates were determined in accordance with SFAS 69. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas prices and the fact that the bases for such volume estimates vary significantly, management believes the usefulness of this data is limited. These estimates of future net cash flows do not necessarily represent management's assessment of estimated fair market value, future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved as well as probable reserves and different price and cost assumptions from those used herein.

     The 1995 upward revision in extensions and discoveries reflected the increased proved undeveloped area on the Ellis Lease in the Bakersfield Properties which resulted from the development drilling activity and the drilling of a step-out well. Revisions of previous estimates of proved reserves were largely a result of favorable gas production on the Bakersfield Properties. The net changes in prices and production costs were primarily a reflection of higher crude oil prices at December 31, 1995, as compared to the prior year. Reserve purchases include the acquisition of interests in additional San Joaquin wells and the acquisition of additional properties in the Permian Basin.

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

     During 1997, the extensions and discoveries are primarily a result of additional drilling activity in the Hostetter Field in South Texas. The downward revisions of oil and gas reserves reflect revisions of developed and undeveloped reserves for the San Joaquin properties.


(10) SUBSEQUENT EVENT - SALE OF OIL AND GAS PROPERTIES (UNAUDITED)

     On February 12, 1998, the Company closed the previously announced sale of all of its oil and gas assets located outside of California (the "Non-California Assets") to an undisclosed buyer effective January 1, 1998, for $12.8 million in cash. The transaction is subject to post closing adjustments, the most significant of which includes the purchaser's obligation to acquire a producing well in south Texas excluded from the purchase until workover operations now underway are completed. The well's value in the transaction was originally $714,000; however, the price to be paid by the purchaser will be equal to the value of the present value of the reserves assigned to the well by HarCor's independent petroleum engineers, discounted at 10%, following completion of the workover. It is anticipated that the well will be restored to production in early April, but there is no assurance that its price as so determined will equal $714,000. The Company anticipates recording an estimated gain of approximately $2.1 million upon closing of the sale subject to final post-closing adjustments. No capital gains taxes are anticipated to be incurred due to the Company's current net operating loss carry-forwards.

     The Non-California Assets consisted of (i) all of the Company's proved developed producing, proved undeveloped, probable and possible reserves in New Mexico, Texas, Alabama and Louisiana; (ii) all of the Company's leasehold interests, working interests in wells currently drilling, seismic data and the associated resale rights, and participation rights in those exploration agreements in its 3-D and 2-D exploration activities in the Hostetter area of South Texas, Reeves County in the West Texas-Permian Basin, the Lapeyrouse area of Louisiana, Polaris Joint Venture and the Gulf Coast Frio AVO Program; and
(iii) certain miscellaneous royalty and net-profits interests in various states previously referred to by the Company as the Fund I Royalty Interests.

     Based on a January 1, 1998 engineering reserve study, the total proved oil and gas reserves being sold pursuant to this transaction consist of 1,610,000 barrels of oil and 9,703 MMcf of gas with a current 10% present value of $13,826,000. This value is based on flat projected pricing (at December 31, 1997) of $14.24 per barrel and $2.27 per Mcf, which reflects adjustments for quality and location. Included in these values are proved undeveloped oil and gas reserves consisting of 1,386,000 barrels of oil and 4,203 MMcf of gas with a 10% present value of $7,271,000. Average daily production relating to these properties during the fourth quarter of 1997 was 213 BPD and 3,099 Mcfd as reported.


     PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

     Set forth in the following pages is certain unaudited pro forma condensed financial information with respect to the disposition of the Company's Non-California Assets including an unaudited pro forma balance sheet as of December 31, 1997 and unaudited pro forma statement of operations for the year ended December 31, 1997. The balance sheet data have been prepared on the basis that the disposition of the Company's Non-California Assets and the concurrent reduction of its Credit Agreement and Senior Notes had occurred on December 31, 1997. The statement of operations for the year ended December 31, 1997 has been prepared on the basis that the disposition of the Company's Non-California Assets and reduction of its Credit Agreement and Senior Notes had occurred on January 1, 1997. The unaudited pro forma financial statements should be read in conjunction with the notes thereto and the consolidated financial statements of HarCor Energy, Inc. The pro forma results of operations are not necessarily indicative of future operations of HarCor Energy, Inc. All dollar amounts are in thousands except per share data).

               UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                              at December 31, 1997


                                                                                          Pro Forma
                                                                                ------------------------------
                                                            Historical          Adjustments     (g)      Audited
                                                            ----------          -----------              -------

                              ASSETS

Current assets .....................................        $  5,424            $      714     (a,b)       6,138
                                                            --------            ----------               -------
Property & Equipment, net ..........................          85,475               (11,428)     (a)       74,047
                                                            --------            ----------               -------
Other assets .......................................           2,629                  (367)     (f)        2,262
                                                            --------            ----------               -------
Total Assets                                                $ 93,528            $  (11,081)              $82,447
                                                            ========            ==========               =======

  LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities ................................        $ 10,008            $     (695)     (b)        9,313
                                                            --------            ----------               -------
LONG TERM BANK DEBT ................................           4,505                (4,505)     (b)           --
                                                            --------            ----------               -------
14 - 7/8% SENIOR SECURED NOTES .....................          52,638                (7,589)     (b)       45,049
                                                            --------            ----------               -------
Total Stockholders' Equity .........................          26,377                 1,708     (a,f)      28,085
                                                            --------            ----------               -------
                                                            $ 93,528            $  (11,081)              $82,447
                                                            ========            ==========               =======


      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 1997


TOTAL REVENUES:                                               21,946                (4,905)     (c)       17,041
                                                            --------            ----------               -------

COSTS AND EXPENSES:
  Production, Plant Expense
    and Exploration ................................           9,039                (1,951)     (c)        7,088
  DD&A .............................................           5,246                (1,464)     (c)        3,782
  General & Administrative .........................           2,869                  (956)     (d)        1,913
  Interest .........................................           8,794                (1,558)     (e)        7,236
  Other ............................................             731                    --                   731
                                                            --------            ----------               -------
  Total Expenses ...................................          26,679                (5,929)               20,750
                                                            --------            ----------               -------
NET OPERATING LOSS .................................          (4,733)                1,024                (3,709)
                                                            --------            ----------               -------
NET LOSS TO COMMON STOCKHOLDERS ....................        $ (4,793)           $    1,024               $(3,769)
                                                            ========            ==========               =======

NET LOSS TO COMMON
  STOCKHOLDERS PER SHARE ...........................        $  (0.30)                                    $ (0.23)
                                                            ========                                     =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING ...............................          15,915                                      15,915
                                                            ========                                     =======


                               HARCOR ENERGY, INC.

           NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS
                                December 31, 1997


1.    Basis of Presentation

      The accompanying unaudited pro forma condensed financial statements have been prepared to reflect adjustments to the Company's historical financial statements for:

(i)   The sale of the Non-California Assets for cash and a receivable;

(ii) The use of the sales proceeds to repay bank debt and repurchase a portion of the Senior Notes as required pursuant to the terms of an indenture agreement;

(iii) The reduction of historical revenues and expenses directly related to the Non-California Assets as previously reported for the periods presented;

(iv) The estimated reduction of other direct expenses resulting from the sale of the Non-California Assets.

      The unaudited pro forma balance sheet data are presented as if the sale of the Non-California Assets and debt repayment occurred on December 31, 1997. The unaudited pro forma statements of operations are presented as if the sale of Non-California Assets occurred on January 1, 1997.

      The accompanying unaudited pro forma financial information has been prepared based on the historical results of operations of the Non-California Assets as previously reported in the Company's audited and unaudited financial statements; along with pro forma adjustments, estimates and assumptions deemed by the Company to be appropriate. This unaudited pro forma financial information does not purport to be indicative of the financial position or results of operations which would actually have occurred if the disposition of Non-California Assets had occurred as presented in such statements or which may be obtained in the future.

2.    Pro Forma Adjustments

      The accompanying unaudited pro forma condensed financial statements include the following adjustments:

(a) To record the sale of the Non-California Assets for $12,789,000 cash and a $714,000 receivable with an estimated gain of $2,075,000 at December 31, 1997;

(b) To record the repayment of $5,200,000 of bank debt and the repurchase of $7,589,000 of Senior Notes pursuant to the terms of an indenture agreement;

(c) To reduce historical oil and gas sales revenues, production, exploration and depletion, depreciation and amortization expenses directly related to the Non-California Assets as previously reported;

(d) To record the estimated reduction of G & A expenses resulting from the sale of the Non-California Assets;

(e) To reduce historical interest expense related to repayment of bank debt and the repurchase of a portion of the Senior Notes;

(f) To write-off a portion of deferred financing costs related to the Senior Notes repurchased;

(g) The Company does not anticipate any capital gains taxes resulting from the sale of the Non-California Assets due to its net operating loss carry forwards.


(11) SUBSEQUENT EVENT - SALE OF THE COMPANY (UNAUDITED)

     On January 23, 1998, the Company reported reaching an agreement in principle with Seneca for the sale of the Company to Seneca for a total cash price of $32,536,000, or $2.00 per share of the Company's common stock. The sale is subject to the preparation and execution of definitive agreements, satisfactory completion of the audit of the Company's financial statements for the year ended December 31, 1997, receipt of all required approvals, including approval of the Company's shareholders, satisfactory completion of the previously announced sale of the Company's Non-California Assets, and completion by Seneca of a satisfactory due diligence review of the Company's assets, liabilities and business.

                               EXHIBITS INDEX

          Exhibits      Description
          --------      -----------
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
                        Energy, Inc. and its officers. (11)
            10.15       Agreement of Exchange dated May 10, 1996 between HarCor
                        Energy, Inc. and South Coast Exploration Company. (15)
            10.16       Unanimous Consent of Stock Option and Compensation
                        Committee dated January 15, 1997, granting restricted
                        stock awards to Mark G. Harrington, Francis H. Roth,
                        Gary S. Peck and Albert J. McMullin. (16)
            10.17       Unanimous Consent of Board of Directors granting
                        restricted stock awards to non-employee directors and
                        employee severance awards to employees of the Company.
                        (16)
            10.18       Agreement in Principle dated January 23, 1998, between
                        the Company and Seneca Resources Corporation. (17)
            10.19       Form of Severance Agreement between the Company and each
                        employee of the Company. (18)


----------

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14.(c) of this Report.

            23.1        Consent of Ryder Scott Company Petroleum Engineers. (18)
            23.2        Consent of Huddleston & Co., Inc. (18)
            23.3        Consent of Arthur Andersen LLP. (18)

        (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Reg. No. 33-62007) and incorporated herein by reference.
        (2)     Included in Exhibit 3.1.
        (3) Filed as an exhibit to Registrant's Amendment No. 1 to its Form 10-Q for the period ended September 30, 1992 dated as of December 5, 1992 and filed with the Commission on December 7, 1992 (No. 0-9300) and incorporated herein by reference.
        (4) Filed as an exhibit to Registrant's Form 8-K dated as of November 23, 1992 and filed with the Commission on December 7,
                1992 (No. 0-9300) and incorporated herein by reference.
        (5)     Filed as an exhibit to Registrant's Form 10-K for the year ended
                December 31, 1987 (No. 0-9300) and incorporated herein by
                reference.
        (6) Filed as an exhibit to the Registrant's definitive proxy statement for its 1992 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (7) Filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1993 (No. 0-9300) and incorporated herein by reference.
        (8) As filed as an exhibit to Registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders (No. 0-9300) and incorporated herein by reference.
        (9) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-80942) and incorporated herein by reference.
        (10) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (11) Filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 (No. 0-9300) and incorporated herein by reference.
        (12) Filed as an exhibit to Registrant's Registration Statement on Form S-1 filed on June 30, 1994 (No. 33-8446) and incorporated herein by reference.
        (13) Filed as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed on December 20, 1994 (No. 33-8446) and incorporated herein by reference.
        (14) Filed as an exhibit to HarCor Energy, Inc.'s Form 8-K dated as of July 20, 1995 and incorporated herein by reference.
        (15) Filed as Exhibit 10.15 to HarCor Energy, Inc.'s Form S-1 Registration Statement No. 333-04987 and incorporated herein by reference.
        (16)    Filed as an exhibit to Registrant's Form 10-K for the year ended
                December 31, 1996 and incorporated herein by reference.
        (17)    Filed as an exhibit to Registrant's Form 8-K dated January 23,
                1998 and incorporated herein by reference.
        (18)    Filed herewith.