Form 10-K405/A
period 1997-12-31
HARCOR ENERGY INC
filed 1998-04-06
CIK 315272

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

================================================================================

       HarCor Energy, Inc. hereby amends and restates Item 12 of its Annual Report on Form 10-K for the year ending December 31, 1997, to disclose a correction to the "Security Ownership of Certain Beneficial Owners and Management" table.

                              HarCor Energy, Inc.

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


                                                  Shares Owned
                                                  Beneficially
                                                      As of            Percent
          Beneficial Owner(1)                    March 25, 1998(2)     of Class
          -------------------                    -----------------     --------
Robert J. Cresci (3)..............................     27,500               *
Vinod K. Dar (3)..................................     22,500               *
David E.K. Frischkorn, Jr.(3).....................     17,500               *
Mark G. Harrington(3)(4)..........................    406,812             2.5
Albert J. McMullin (3)............................     56,000               *
Herbert L. Oakes, Jr.(3)..........................     22,500               *
Gary S. Peck(3)...................................    160,500               *
Francis H. Roth(3)................................    204,625             1.2
FMR Corp.(5)......................................  1,244,000             7.4
Trust Company of the West(6)......................  1,730,710            10.6
Paulson Partners (7)..............................  1,516,800             9.3
Timothy R. Barakett(8)............................  1,046,600             6.4
Turnberry Capital Management, L.L.C.(9)...........  1,359,200             8.4
All Directors and Officers as a group
   (8 persons)(4)(10).............................    917,937             5.6


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

                                       HARCOR ENERGY, INC.
                                       (Registrant)


Date:  April 6, 1998                   By: /s/ Francis H. Roth
                                           -------------------------------------
                                           Francis H. Roth
                                           President and
                                           Chief Operating
                                           Officer