Form 10-K405/A
period 1997-12-31
HARCOR ENERGY INC
filed 1998-04-17
CIK 315272

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

================================================================================

       HarCor Energy, Inc. hereby amends its Annual Report on Form 10-K for the year ending December 31, 1997, to file Exhibits 10:19, 10:20 and 10:21, which were listed in Item 14 of the original filing but were inadvertently omitted or mis-numbered in the original filing.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARCOR ENERGY, INC.
                                       (Registrant)



Date:  April 16, 1998                  By: /s/ Francis H. Roth

                                           -------------------------------------
                                           Francis H. Roth
                                           President and
                                           Chief Operating
                                           Officer

                               INDEX TO EXHIBITS
                               -----------------

            10.19 Form of Severance Agreement between the Company and each employee of the Company.
            10.20 Purchase and Sale Agreement between the Company and Penroc Oil Corporation, dated December 3, 1997.
            10.21 Letter Agreement dated January 15, 1998, amending the Purchase and Sale Agreement between the Company and Penroc Oil Corporation dated December 3, 1997.