Form 10-Q
period 1998-03-31
HARCOR ENERGY INC
filed 1998-05-14
CIK 315272

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

                          ---------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The number of shares of Registrant's Common Stock outstanding at May 14, 1998 was 16,268,387.

================================================================================

                               HARCOR ENERGY, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998



            Part I - Financial Information                      Page
                                                                ----

Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31,
     1998 (unaudited) and December 31, 1997                      1

   Consolidated Statements of Operations for the Three
     Months Ended March 31, 1998 and 1997 (unaudited)            3

   Consolidated  Statement of Stockholders' Equity
     for the Three Months Ended March 31, 1998 (unaudited)       4

   Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1998 and 1997 (unaudited)      5

   Notes to Unaudited Consolidated Financial Statements          8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          17


            Part II - Other Information

Item 5.  Other Information                                      31

Item 6.  Exhibits and Reports on Form 8-K                       32

                               HARCOR ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                     ASSETS

                                                                    March 31,       December 31,
                                                                      1998              1997
                                                                -------------      -------------
CURRENT ASSETS:
  Cash and cash investments ...............................     $   2,195,651      $   1,143,875
  Accounts receivable .....................................         3,340,945          4,110,456
  Prepaids and other ......................................           302,324            169,256
                                                                -------------      -------------
  Total current assets ....................................         5,838,920          5,423,587
                                                                -------------      -------------

PROPERTY AND EQUIPMENT, at cost, successful efforts method:
  Unproved oil and gas properties .........................         4,498,962          4,403,430
  Proved oil and gas properties:
    Leasehold costs .......................................        36,699,630         57,875,358
    Plant, lease and well equipment .......................        17,447,176         22,262,042
    Intangible development costs ..........................        31,474,621         34,658,816
  Furniture and equipment .................................           364,219            396,551
                                                                -------------      -------------
                                                                   90,484,608        119,506,197
  Less - accumulated depletion,
    depreciation and amortization .........................       (15,465,962)       (34,121,156)
                                                                -------------      -------------

  Net property, plant and equipment .......................        75,018,646         85,475,041
                                                                -------------      -------------

OTHER ASSETS ..............................................         2,476,695          2,629,372
                                                                -------------      -------------

                                                                $  83,334,261      $  93,528,000
                                                                =============      =============



              The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        March 31,      December 31,
                                                                                          1998             1997
                                                                                     ------------      ------------
CURRENT LIABILITIES:
  Short-term portion of long-term
    bank debt...................................................................     $    100,000      $    795,000
  Other short-term debt ........................................................           76,000           121,600
  Accounts payable and accrued
    liabilities ................................................................        4,641,797         9,091,800
                                                                                     ------------      ------------

  Total current liabilities ....................................................        4,817,797        10,008,400
                                                                                     ------------      ------------

LONG-TERM BANK DEBT ............................................................             --           4,505,000
                                                                                     ------------      ------------

14-7/8% SENIOR SECURED NOTES ...................................................       52,696,966        52,637,599
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    1,500,000 shares authorized;
    30,000 shares outstanding ..................................................             --                --
  Common stock, $.10 par value -
    25,000,000 shares authorized;
    16,268,387 shares outstanding ..............................................        1,626,839         1,626,839
Additional paid-in capital .....................................................       51,093,839        51,093,839
  Accumulated deficit...........................................................      (26,901,180)      (26,343,677)
                                                                                     ------------      ------------

  Total stockholders' equity ...................................................       25,819,498        26,377,001
                                                                                     ------------      ------------

                                                                                     $ 83,334,261      $ 93,528,000
                                                                                     ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                   Three Months Ended
                                                        March 31,
                                             ----------------------------
                                                 1998              1997
                                             -----------      -----------
REVENUES:
  Oil and gas revenues .................     $ 2,206,846      $ 5,035,478
  Gas plant operating
         and marketing revenues ........         986,487        1,570,616
  Interest income ......................          15,482           10,311
  Other ................................       1,323,921           10,328
                                             -----------      -----------
                                               4,532,736        6,626,733
                                             -----------      -----------
COSTS AND EXPENSES:
  Production costs .....................         714,380        1,213,895
  Gas plant operating
         and marketing costs ...........         189,715          897,274
  Exploration costs ....................          61,446          149,143
  Depletion, depreciation and
    amortization .......................         876,941        1,675,804
  General and administrative expenses ..         691,997          670,361
  Interest expense .....................       2,257,398        2,170,542
  Other ................................         298,362             --
                                             -----------      -----------
                                               5,090,239        6,777,019
                                             -----------      -----------

  Loss before provision for income tax .        (557,503)        (150,286)

Provision for income taxes .............            --               --
                                             -----------      -----------

  Net operating loss ...................        (557,503)        (150,286)

Dividends on preferred stock ...........            --            (60,000)
                                             -----------      -----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS .........................     $  (557,503)     $  (210,286)
                                             ===========      ===========

NET LOSS PER COMMON SHARE ..............     $     (0.03)     $     (0.01)
                                             ===========      ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1998
                                   (UNAUDITED)



                                      Preferred Stock              Common Stock               Additional
                                     ------------------       ----------------------           Paid-in        Accumulated
                                      Shares     Amount       Shares          Amount           Capital          Deficit
                                      ------     ------       ------          ------           -------          -------
Balance, December 31, 1997              --       $ --       16,628,387     $  1,626,839     $ 51,093,839     $(26,243,677)


Net loss for three months
  ended March 31, 1998                  --         --               --               --               --         (557,503)
                                       ---       ----       ----------     ------------     ------------     ------------

Balance, March 31, 1998                 --       $ --       16,628,387     $  1,626,839     $ 51,093,839     $(26,901,180)
                                       ===       ====       ==========     ============     ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                   Three Months Ended
                                                      March 31,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .............................     $   (557,503)     $   (150,286)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      (Gain) loss on sale or disposition
            of assets ..................       (1,339,852)            1,082
          Depletion, depreciation and
        amortization ...................          876,941         1,675,804
      Amortization of deferred charges .          212,044           211,150
  Exploration costs ....................           61,446           149,143
  Other ................................                -             6,835
                                             ------------      ------------
                                                 (746,924)        1,893,728
  Changes in working capital, net
    of effects of non-cash
    transactions .......................       (2,264,560)        3,644,309
                                             ------------      ------------
  Net cash provided by (used in)
    operating activities ...............       (3,011,484)        5,538,037
                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration costs ....................          (61,446)         (149,143)
  Proceeds from sale of assets .........       13,235,015                 -
  Additions to property and equipment ..       (3,864,709)       (4,777,678)
                                             ------------      ------------
  Net cash provided by (used
         in) investing activities ......        9,308,860        (4,926,821)
                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank debt ..............                -           300,000
  Repayment of bank debt ...............       (5,200,000)                -
  Repayment of other debt ..............          (45,600)          (51,300)
  Dividends on preferred stock .........                -           (60,000)
  Other ................................                -          (152,006)
                                             ------------      ------------
  Net cash provided by (used in)
     financing activities ..............       (5,245,600)           36,694
                                             ------------      ------------

  Net increase in cash .................        1,051,776           647,910
  Cash at beginning of period ..........        1,143,875         1,593,330
                                             ------------      ------------

  Cash at end of period ................     $  2,195,651      $  2,241,240
                                             ============      ============

                               HARCOR ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (ALL DOLLAR AMOUNTS HAVE BEEN ROUNDED TO THE NEAREST THOUSAND) -

     HarCor Energy, Inc. (the "Company") made cash interest payments of $4,229,000 and $4,038,000 during the three months ended March 31, 1998 and 1997, respectively.

     SUPPLEMENTAL INFORMATION REGARDING NON-CASH INVESTING AND FINANCING ACTIVITIES - THREE MONTHS ENDED MARCH 31, 1998

     Included in investing activities are payments of $2,878,000 relating to drilling costs which were accrued but unpaid at December 31, 1997. At March 31, 1998, the Company had accrued capital costs aggregating $1,329,000 which are not reflected in investing activities.

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

                                 MARCH 31, 1998



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND ORGANIZATION -

         HarCor Energy, Inc. (the "Company", or "HarCor"), a Delaware corporation, was incorporated in 1976 and is engaged in the business of acquiring interests in and developing onshore oil and gas properties in the United States.

         Effective May 5, 1998, Seneca West Corporation ("Seneca West"), a wholly-owned subsidiary of Seneca Resources Corporation ("Seneca"), completed a tender offer of $2.00 per share for all the outstanding shares of HarCor. The cost of acquiring these shares was approximately $31 million.

         The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provides for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Accordingly, all shares of HarCor common stock that were not purchased pursuant to the tender offer will be converted in the merger into the right to receive $2.00 per share at a cost of approximately $1.6 million. Seneca West intends to consummate the merger immediately.

         The accompanying financial statements have been prepared on a historical-cost basis and do not reflect any allocation of purchase price that will be recorded by Seneca and Seneca West in connection with their purchase of the Company (see Note 6).

         PRINCIPLES OF CONSOLIDATION -

         The accompanying consolidated financial statements include the accounts and results of operations of HarCor [Energy, Inc]. The Company sold all of its non-California oil and gas assets effective January 1, 1998. Accordingly, the results of operations as reported herein include the results of operations for the Company's California oil and gas assets ("Bakersfield Properties") and non-California oil and gas assets for the three months ended March 31, 1997; and the results of operations of the Bakersfield Properties for the three months ended March 31, 1998.

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

         A summary of the Company's significant accounting policies is included in the consolidated financial statements and notes thereto, contained in its Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K"). The unaudited consolidated financial data presented herein should be read in conjunction with the 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contained herein include all adjustments (consisting of normal recurring accruals and the elimination of intercompany transactions) necessary to present fairly the Company's consolidated results of operations, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 1998 and 1997.

         The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

         ACCOUNTS RECEIVABLE -

         Accounts receivable at March 31, 1998 are comprised of the following (amounts in thousands):

                                                       1998
                                                     -------
         Oil and gas sales receivable. . .           $ 2,274
         Receivable for sale of property .               301
         Other receivables . . . . . . . .               766
                                                     -------
                                                     $ 3,341
                                                     =======


         JOINT INTEREST RECEIVABLE -

         Not included in accounts receivable as of March 31, 1998 is $1,141,000 that the Company claims it is owed pursuant to its rights under a Joint Operating Agreement ("JOA") with the operator of its California oil and gas properties. Of this amount, $421,000 is a result of amounts determined to be owed the Company pursuant to a third-party JOA audit for 1994 and 1995. The balance of $720,000 for 1996 and 1997 has been determined by the Company based on its own internal analysis of joint interest billings and actual direct expenses as furnished by the operator. The Company is currently considering the substantiation of this amount with a subsequent JOA audit. The entire $1,141,000 has been billed to the operator in February 1998, and the Company is currently considering pursuing and collecting the full amount owed pursuant to its rights and remedies under the JOA.

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

         CAPITALIZED INTEREST COSTS -

         Certain interest costs relating to the Company's 14-7/8% Senior Notes have been capitalized as part of the historical costs of unproved oil and gas properties. These capitalized interest costs were $94,000 and $95,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES -

         Accounts payable and accrued liabilities at March 31, 1998 are comprised of the following (amounts in thousands):

                                               1998

         Accrued development costs . . . .  $ 1,329
         Accrued interest payable. . . . .    1,666
         Trade accounts payable. . . . . .    1,544
         Other accrued liabilities . . . .      102
                                            -------
                                            $ 4,641
                                            =======


         STOCK COMPENSATION PLANS -

         The Company had historically accounted for its Stock Compensation Plans by applying provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Pursuant to and effective with the Company's sale to Seneca West, all of the Company's stock compensation plans have been terminated. Accordingly, no compensation expense has been recognized for any awards granted under these terminated plans.

         NET LOSS PER COMMON SHARE -

         Net loss per common share represents basic earnings per share ("EPS") as defined in Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, Basic EPS is calculated by dividing the net loss, after consideration of preferred stock dividends paid or accrued, by the weighted average number of common shares outstanding during each period presented. Diluted EPS, as defined in SFAS No. 128, is not presented separately as the effect of any potential common shares on reported losses would be antidilutive. Potential common shares for the Company include outstanding stock options, warrants and convertible preferred stock. The weighted average number of shares outstanding utilized in the calculation of both Basic and Diluted EPS was 16,268,000 and 15,130,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

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


(2) LONG-TERM BANK DEBT

         The Company entered into its current credit facility (the "Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital") in July 1995. Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was $15 million at December 31, 1997, and was subsequently reduced to $4.3 million in February 1998 (see last paragraph of this note). Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $100,000 outstanding under the Credit Agreement at March 31, 1998, with an effective interest rate of 8.21% at that date.

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

         Pursuant to the terms of its 14-7/8% Senior Secured Notes, the Company repaid $10.7 million of the $10.8 million of long-term bank debt then outstanding under the Credit Agreement effective with the sale of its Non-California oil and gas assets in February 1998 (see Note 5). ING Capital concurrently reduced the amount of the borrowing base by this amount pursuant to its rights under the 14-7/8% Senior Secured Notes and an intercreditor agreement. The Company's borrowing base is currently $4.3 million.

         Pursuant to the terms of the Credit Agreement, ING must grant a waiver allowing the Company to be sold or merged with or into another Company. ING Capital granted a waiver to the Company on April 30, 1998 in connection with the sale of the Company to Seneca West.


(3) 14-7/8% SENIOR SECURED NOTES

         THE SENIOR NOTES -

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

         There were a total of $53.7 million Notes outstanding (face value) at March 31, 1998. The difference between the face value of the Notes and the balance sheet amount recorded herein is the result of an initial allocation to paid-in capital of the value ascribed to the warrants at the close of the Note Offering. This amount is being amortized through interest expense over the life of the Notes.


         In accordance with the terms of a warrant agreement entered into pursuant to the original issuance of the warrants, upon the effective date of the Merger with Seneca West, the Warrant will automatically convert into the right to receive $2.00 cash upon the holders' payment to the Company of $3.85 cash for each "share" being exercised. Because it is not economic for a holder of the Senior Note Warrants to exercise under these conditions, the Company notified the holders that it assumed that the holders would not ever exercise the said Warrants and that the holders would not wish to enter into a supplemental warrant agreement with the Company that confirms the foregoing. However the Company offered to prepare such a supplemental warrant agreement, if requested by May 15, 1998.


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

         CHANGE OF CONTROL REDEMPTION OFFER -

         The terms of the Notes and the indenture provide that upon the occurrence of a change of control (as defined), the Company must offer to repurchase (the "Change of Control Offer") all of the outstanding Notes (pursuant to the offer described below), at a purchase price equal to 101% of the principal amount thereof plus accrued interest. Within 30 days following a Change of Control the Company must notify each Holder with a copy to the Trustee. Such notice must state the purchase date, which must be no earlier than 30 days nor later than 60 days from the date notice is mailed. The Change of Control Offer must remain open for at least 20 business days. Because of the consummation of the Company's sale to Seneca and tender offer, the Company will be required to make a Change of Control Offer within the time period indicated. Because the current fair market value of the Notes is currently estimated to be in excess of 101% of the principal amount, the Company does not expect that a material number, if any, of the Holders of the Notes will accept the Change of Control Offer.


(4)      COMMITMENTS AND CONTINGENCIES

         RISK MANAGEMENT AND HEDGING ACTIVITIES -

         The Company has historically utilized financial instruments as a hedging strategy to protect against the effects of volatility in crude oil and natural gas commodity prices. Upon consummation of an acquisition, the Company has entered into commodity derivative contracts (hedges) such as futures, swaps or collars or forward contracts which cover a substantial portion of the existing production of the acquired property. Over time, as production increases or decreases, the Company adjusts its hedging techniques to ensure that a substantial portion of its current and future anticipated production remains effectively hedged. Gains or losses under the hedging agreements have been recognized in oil and gas production revenues in the periods in which the hedged production occurred.

         As of March 31, 1998, the Company was not a party to any material commodity derivative contracts.

         SALE OF COMPANY - CLOSING OBLIGATIONS -

         Concurrent with the Company's engagement of investment bankers to pursue its potential sale, the Company's Board of Directors approved in March 1997 a severance arrangement for all of the Company's employees. The purpose of this severance arrangement is to maximize shareholder value in any potential sale process and retain personnel necessary to effect an orderly transition in the event of sale. The severance arrangement is effective with the sale of the Company or a change of control (as defined).

         Accordingly, and pursuant to the sale of the Company to Seneca West effective May 5, 1998, and the Agreement and Plan of Merger, the Company and Seneca West are obligated to pay to the former employees and consultants of HarCor severance payments aggregating approximately $2.1 million no later than May 15, 1998.

         The Company is also currently obligated to pay as a result of its sale to Seneca West approximately $1.3 million to certain investment bankers that represented the Company during the sales process. (See Note 6.)


(5) SALE OF OIL AND GAS PROPERTIES -

         On February 12, 1998, the Company closed the previously announced sale of all of its oil and gas assets located outside of California (the "Non-California Assets") to an undisclosed buyer effective January 1, 1998, for $12.8 million in cash. The transaction was subject to post closing adjustments, the most significant of which included the purchaser's obligation to acquire a producing well in south Texas excluded from the purchase until workover operations were completed. The purchaser subsequently purchased this well from the Company pursuant to the purchase price adjustment terms for $766,000. The Company recorded a gain of approximately $1.3 million upon closing of the sale including final post-closing adjustments. No capital gains taxes are anticipated to be incurred due to the Company's current net operating loss carry-forwards.

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


(6) SUBSEQUENT EVENT - SALE OF THE COMPANY -

         Effective May 5, 1998, Seneca West Corporation, a wholly-owned subsidiary of Seneca Resources Corporation, completed a tender offer of $2.00 per share for the outstanding shares of HarCor. Preliminary information supplied by the depository for the offer indicated that approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. Seneca West gave notice to the depository for the offer that Seneca West accepted for payment all of the shares of HarCor common stock prior to the expiration of the tender offer. The cost of acquiring these shares is approximately $31 million.

         The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provides for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Accordingly, all shares of HarCor common stock that were not purchased pursuant to the tender offer will be converted in the merger into the right to receive $2.00 per share at a cost of approximately $1.6 million. Seneca West intends to consummate the merger immediately.

         Effective May 7, 1998, HarCor's previous directors and officers resigned, and its employees were terminated. Seneca has immediately begun to take over the management of the Company's business and operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALE OF COMPANY TO SENECA

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

         The Company subsequently bifurcated the sales process during the second quarter and solicited interest from potential buyers for its California and Non-California Assets as separate packages. As a result of this effort, the Company effected the sale of its Non-California Assets for approximately $12.8 million in February 1998 subject to certain subsequent purchase price adjustments.

         Effective May 5, 1998, Seneca West Corporation ("Seneca West"), a wholly-owned subsidiary of Seneca Resources Corporation ("Seneca"), completed a tender offer (an offer of $2.00 per share) for the outstanding shares of HarCor. Preliminary information supplied by the depository for the offer indicated that approximately 95% of the outstanding shares of HarCor common stock were tendered in accordance with the tender offer. Seneca West gave notice to the depository for the offer that Seneca West accepted for payment all of the shares of HarCor common stock prior to the expiration of the tender offer. The cost of acquiring these shares is approximately $31 million.

         The tender offer was commenced pursuant to the terms of an Agreement and Plan of Merger among HarCor, Seneca and Seneca West which provides for the merger of Seneca West with and into HarCor following the successful consummation of the tender offer. Accordingly, all shares of HarCor common stock that were not purchased pursuant to the tender offer will be converted in the merger into the right to receive $2.00 per share at an approximate cost of $1.6 million. Seneca West intends to consummate the merger immediately.

         Effective May 7, 1998, HarCor's previous directors and officers resigned and its employees were terminated. Seneca has immediately begun to take over the management of the Company's business and operations and is currently evaluating future plans for the development of the Bakersfield Properties. (See
ITEM 5. - OTHER INFORMATION - BOARD OF THE COMPANY for further information regarding the Company's new Board of Directors.)



COMPARISON OF RESULTS FOR THE THREE MONTHS
  ENDED MARCH 31, 1998 AND 1997


         SALE OF NON-CALIFORNIA PROPERTIES - During the first quarter of 1998, the Company closed the sale of all of its non-California oil and gas assets effective January 1, 1998 for approximately $13.6 million in cash including certain adjustments subsequent to closing. This transaction was the result of the Company's previously announced bifurcation of its ongoing efforts to effect the sale of the entire Company. (See Note 5 of "Notes to Unaudited Consolidated Financial Statements".)

         Accordingly, the results of operations as reported herein for the quarter ended March 31, 1997 include the operations of the Company's California oil and gas assets ("Bakersfield Properties") and non-California oil and gas assets. The results of operations for the quarter ended March 31, 1998, include only the operations of the Bakersfield Properties. The Company's corporate operating expenses, general and administrative expenses and capital structure were materially unchanged between the two periods on a comparative basis.

         REVENUES - The Company's total revenues decreased $2,094,000 (32%) from $6,627,000 in first quarter 1997 to $4,533,000 in the current period.

         Oil and gas revenues decreased $2,828,000 (56%) from $5,035,000 in the first quarter of 1997 to $2,207,000 in the current period due principally to significant decreases in production levels and oil prices. Oil and gas production volumes were lower in the current period as compared to first quarter 1997 as a result of the following factors: (i) the sale of all of the Company's non-California oil and gas assets effective January

1, 1998, pursuant to its previously announced sale process; (ii) the conversion of 17 producing wells to water injection wells through third quarter 1997 as part of the Ellis waterflood project on the Bakersfield Properties; and (iii) continuing development drilling on the Bakersfield Properties was delayed pending repressurization of the Ellis waterflood. The latter two factors impacted gas production to a greater degree than oil production on the Bakersfield Properties as development of the principally oil-producing Truman and Tisdale shale leases during the last two quarters resulted in a net increase in oil production on the Bakersfield Properties.

         Oil revenues decreased $882,000 (46%) from $1,934,000 in first quarter 1997 to $1,052,000 in the current period due to significant decreases in production volumes and prices. Oil production decreased 20,000 barrels (21%) from 96,800 barrels in the first quarter of 1997 to 76,800 barrels in the current period. A decrease of 21,500 barrels was attributable to the sale of all the Company's non-California properties while oil production on the Bakersfield Properties had a net increase of 1,500 barrels due to the recent development of the Truman and Tisdale shale leases. Lower unit prices also negatively impacted oil revenues in the current quarter. The average unit price received for oil was $13.69 per barrel during first quarter 1998 as compared to $21.83 per barrel in first quarter 1997.

         Gas revenues decreased $1,947,000 (63%) from $3,101,000 in the first quarter of 1997 to $1,154,000 in the current period due principally to decreased volumes. Sales production volumes decreased 716,000 Mcf (58%) from 1,237,000 Mcf in first quarter 1997 to 521,000 Mcf in first quarter 1998 due to (i) the sale of all the Company's non-California properties; (ii) a decrease in gas production volumes from the Company's Bakersfield Properties as discussed previously; and (iii) gas production volumes of 160,000 Mcf produced on the Bakersfield Properties were used to resolve a short-in-pipe gas balancing position that existed at December 31, 1997, rather than being sold into the cash market. Although the Company was not able to recognize approximately $386,000 in revenue as a result of this gas production, it realized a like amount in cost savings to gas plant operations as a result of not having to purchase make-up gas. Average prices received for gas decreased slightly to $2.22 per Mcf in first quarter 1998 as compared to $2.51 per Mcf in the first quarter of 1997.

         During the current quarter, the Company realized revenues of $986,000 from its natural gas processing plant and gas marketing activities. Gas plant revenues consisted of $722,000 from the sale of processed natural gas liquids; 43,200 barrels at an average composite price of $16.69 per barrel), $219,000 from the resale of natural gas purchased from third parties, and $45,000 in gas processing fees. During the first quarter of 1997, the Company realized revenues of $1,571,000 from its gas plant and marketing activities consisting of $1,101,000 from the sale of natural gas liquids (48,000 barrels at an average composite price of $22.94 per barrel), $437,000 from the resale of natural gas purchased from third parties, and $33,000 in processing fees. The decrease in revenues from the sale of NGLs in the current quarter was due to reduced gas inlet production volumes from the Company's Bakersfield Properties as discussed previously and lower unit prices.

         The Company realized interest and other income of $1,339,000 in the current quarter which was principally a gain on the sale of its non-California oil and gas assets. The Company realized total interest and other income $21,000 during the first quarter of 1997.

         COSTS AND EXPENSES - Total costs and expenses decreased $1,687,000 (25%) from $6,777,000 in first quarter 1997 to $5,090,000 in the current period.

         Oil and gas production costs for the first quarter 1998 were $714,000 as compared to $1,214,000 in first quarter 1997 representing a decrease of $500,000 (41%) in the current period. The current period decrease was principally the result of the sale of all the Company's non-California properties as discussed previously. Production costs related to the Bakersfield Properties increased slightly ($32,000 or 5%) during the current period due to the operating additional wells drilled on the Truman and Tisdale shale leases.

         During the first quarter of 1998, the Company incurred costs of $190,000 from gas plant and gas marketing activities, which consisted of $295,000 from the purchase of natural gas for processing and resale, $281,000 of direct operating expenses and a reversal of accrued costs of $386,000 related to the Company's utilization of a portion of its Bakersfield lease gas production as make-up gas to resolve a short-in-pipe balancing position (see gas revenues above). During the first quarter of 1997, the

Company incurred costs of $897,000 in gas plant and marketing activities which consisted of $596,000 for the purchase of natural gas for resale and $301,000 of direct operating expenses.

         The Company incurred engineering and geological expenses of $61,000 and $149,000 for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $88,000 was a result of the Company's reduced oil and gas activities in the current period.

         Depletion, depreciation and amortization ("DD&A") expense decreased $799,000 (48%) from $1,676,000 in first quarter 1997 to $877,000 in the first quarter of 1998 due to decreased levels of oil and gas production in the current period as discussed in REVENUES.

         General and administrative expenses were $692,000 and $670,000 for the quarters ended March 31, 1998 and 1997, respectively. The Company expects substantially lower general and administrative expenses in future periods as a result of its sale to Seneca West and their absorption of the Company's corporate overhead and operations.

Interest expense increased slightly ($87,000 or 4%) from $2,170,000 in first quarter 1997 to $2,257,000 in first quarter 1998. There were no dividends on preferred stock in the first quarter of 1998 due to the conversion of the Company's remaining preferred stock into common stock during 1997. The Company paid $60,000 in preferred stock dividends in first third quarter 1997.

         Other expense of $298,000 for the first quarter of 1998 was related to the Company's ongoing sales process which was culminated in May 1998.

         NET LOSS - For the three months ended March 31, 1998, the Company had a net loss of $558,000, or $0.03 per share. During the three months ended March 31, 1997, the Company had a net loss attributable to common stockholders of $210,000 ($.01 per common share).

         LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY - The Company's sources of working capital have primarily been cash flow from operations and a combination of debt and equity financings as needs for capital have arisen. During the three months ended March 31, 1998, the Company used net cash from operations of $3,011,000 as compared to $5,538,000 generated from operations in 1997. The Company used proceeds of $5,246,000 in financing activities during the current period as compared to $37,000 provided by financing activities in 1997. The Company realized net proceeds of $9,309,000 from investing activities in the current period as compared to $4,927,000 used in investing activities in 1997.

         WORKING CAPITAL - The Company had net working capital of $1,021,000 with a current ratio of 1.2:1 at March 31, 1998 as compared to a net working capital deficit of $4,585,000 and a current ratio of 0.54:1 at December 31, 1997.


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

         During the three months ended March 31, 1998, the Company utilized discretionary cash flows of $747,000 (before a decrease in other working capital of $2,265,000). This compares to $1,894,000 (before an increase in other working capital of $3,644,000) in first quarter 1997. The decrease in the current period's discretionary cash flow as compared to first quarter 1997 was due to significant decreases in oil and gas production volumes and oil prices. The decrease in oil and gas production volumes was a result of the following factors: (i) the sale of all of the Company's non-California oil and gas assets effective January 1, 1998 pursuant to its previously announced sale process;
(ii) the conversion of 17 producing wells to water injection wells through third quarter 1997 as part of the Ellis waterflood project on the Bakersfield Properties; and (iii) continuing development drilling on the Bakersfield Properties was delayed pending repressurization of the Ellis waterflood. The latter two factors negatively impacted gas production on the Bakersfield Properties to a greater extent than oil production as development of the principally oil-producing Truman and Tisdale shale leases during the last two quarters resulted in a net increase in oil production on the Bakersfield Properties during the current period. (See RESULTS OF OPERATIONS - REVENUES.)

         With respect to pricing, the Company-wide average prices realized for oil and gas sales were $13.69 per barrel for oil, $16.69 per barrel for NGLs and $2.22 per Mcf for natural gas. This compares to $21.88, $22.94 and $2.31, respectively, for first quarter 1997.

         The Company will be negatively impacted in future periods on a period-to-period comparative basis by the loss of production from the sale of its Non-California Assets effective January 1998. These properties produced an estimated average of 730 BOE per day in the aggregate during fourth quarter 1997. (See Note 5 of "Notes to Unaudited Consolidated Financial Statements".)

         The Ellis lease will continue to be negatively impacted by normal production declines and production losses resulting from the conversion of additional producing wells to water injector wells in the further development of waterflood project. Original plans for 1998 had provided for the conversion of an additional 12 producing wells to injection for a total of 35 injectors by year-end 1998.

         The Company anticipates that the shale development drilling on the Truman and Tisdale leases will continue to positively impact 1998 production rates. Also, effects of water injection on the Ellis waterflood initiated in 1996 and continued through 1997 have been observed, and an increase in production response has resulted in portions of the waterflood area beginning in the fourth quarter of 1997. The above development drilling plans are currently being evaluated by the management of Seneca and may vary in the future. (See DEVELOPMENTAL DRILLING ACTIVITIES which follows.)

 As a result of the sale of the Company to Seneca, it is anticipated that corporate operating expenses, particularly general and administrative expenses, will be significantly reduced in future periods as Seneca absorbs the corporate overhead and operations of HarCor.

         RESULTS OF HEDGING ACTIVITIES - In order to help mitigate the potential effects of declines in oil and gas prices, the Company has historically entered into fixed-price sales and hedging contracts covering significant portions of oil and gas production.

The Company believes that its hedging strategy has helped manage its growth in the past by providing more predictable cash flows with which to finance its acquisitions and development drilling activities. The Company's hedging activities during the periods reported herein have not had any material effect on the Company's liquidity or results of operations. (See Note 4 of "Notes to Unaudited Consolidated Financial Statements" included herein.)


FINANCING ACTIVITIES

         SUMMARY - During the current quarter ended, the Company utilized $5,246,000 in financing activities resulting primarily from the repayment of long-term bank debt on the Company's revolving Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("ING Capital"). During the first quarter of 1997, the Company realized net proceeds of $37,000 from its financing activities which consisted of net borrowings of $300,000 on the Company's revolving Credit Agreement and $263,000 used for the payment of preferred stock dividends and miscellaneous activities. Effective April 1997 all of the Company's preferred stock had been either redeemed or converted to common stock.

         CREDIT AGREEMENT - The Company entered into the current Credit Agreement with ING Capital in July 1995. Availability under the Credit Agreement is limited to a "borrowing base" amount which is determined semi-annually by ING Capital, at its sole discretion, and may be established at an amount up to $15 million. The borrowing base was reduced to $4.3 million in February 1998 (see last paragraph of this note). Availability under the Credit Agreement, as amended in August 1997, will terminate on June 30, 1998, and amounts outstanding will convert to a term loan on July 31, 1998, with a set amortization schedule of a percentage of the outstanding principal balance continuing through December 31, 2001. Amounts advanced under this facility bear interest at an adjusted Eurodollar rate plus 2.50% or Prime Rate (as determined by ING Capital) plus 0.5% at the Company's option. There was $100,000 outstanding under the Credit Agreement at March 31, 1998, with an effective interest rate of 8.21% at that date.

         The Credit Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things, certain financial ratios or limitations, incurrence of indebtedness, the sale of the

Company's oil and gas properties and other assets, hedging transactions, payment of dividends, mergers or consolidations and investments outside the ordinary course of business. The Credit Agreement also contains customary default provisions. The Company believes that it was in compliance with all of the covenant provisions under the Credit Agreement at March 31, 1998.

         Pursuant to the terms of its 14-7/8% Senior Notes, the Company repaid $10.7 million of the $10.8 million outstanding under the Credit Agreement effective with the sale of its Non-California oil and gas assets in February 1998 (see Notes 3 and 5 of "Notes to Unaudited Consolidated Financial Statements" included herein). ING Capital concurrently reduced the amount of the borrowing base by this amount pursuant to its rights under the Senior Notes and an intercreditor agreement.

         Pursuant to the terms of the Credit Agreement, ING must grant a waiver allowing the Company to be sold or merged with or into another Company. ING Capital granted a waiver to the Company on April 30, 1998 in connection with the sale of the Company to Seneca West.

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


         CHANGE OF CONTROL REDEMPTION OFFER -

         The terms of the Notes and the indenture provide that upon the occurrence of a change of control (as defined), the Company must offer to repurchase (the "Change of Control Offer") all of the outstanding Notes (pursuant to the offer described below), at a purchase price equal to 101% of the principal amount thereof plus accrued interest. Within 30 days following a Change of Control the Company must notify each Holder with a copy to the Trustee. Such notice must state the purchase date, which must be no earlier than 30 days nor later than 60 days from the date notice is mailed. The Change of Control Offer must remain open for at least 20 business days. Because of the consummation of the Company's sale to Seneca and tender offer, the Company will be required to make a Change of Control Offer within the time period indicated. Because the current fair market value of the Notes is currently estimated to be in excess of 101% of the principal amount, the Company does not expect that a material number, if any, of the Holders of the Notes will accept the Change of Control Offer.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES


         SUMMARY - The Company realized a net total of $9,309,000 cash in investing activities in first quarter 1998 which consisted of $13,235,000 proceeds resulting from the sale of its non-California oil and gas properties and an aggregate of $3,926,000 utilized in development activities in the Bakersfield Properties and final drilling commitments on the Company's 3-D projects prior to sale. This compares to $4,778,000 used in investing activities for first quarter 1997 which consisted of $4,725,000 for drilling costs accrued at December 31, 1997 and $53,000 relating to developmental drilling and 3-D activities for first quarter 1997.

         DEVELOPMENTAL DRILLING ACTIVITIES - During 1997 the Company delayed a portion of the planned expenditures for drilling new development wells on the Bakersfield properties pending progress of repressuring of the Diatomite zone on the Ellis lease by water injection. Expansion of the waterflood project has continued in 1998 with the number of injection wells being increased to a total of 24 active injection wells by the end of the first quarter 1998. Completion of the installation of the entire waterflood project is currently anticipated by early 1999.

         The effect of water injection has been observed in a total of 33 wells to date. During 1997 the Company drilled three Diatomite wells on the Ellis lease to evaluate the repressuring progress. Based on favorable pressure data observed, one of the three new wells was completed in the Diatomite zone as a producer. In addition to the three new Diatomite wells drilled on the Ellis lease in the third quarter of 1997, 12 wells previously drilled which were completed in only the deeper shale zone are also available for completion in the Diatomite zone pending repressuring of the waterflood area. The timing of completion of these wells and the drilling of additional wells is contingent on the pressure information indicating that the reservoir has been sufficiently repressured, although it is anticipated that at least a portion of these wells will be completed in the Diatomite in 1998. The management of Seneca is currently evaluating these results and future drilling plans.

         Active development of the shale zones on the Truman and Tisdale leases previously had been delayed as a primary focus was the exploitation of the Ellis lease through development drilling and installation of the Diatomite zone waterflood project. A deep shale well drilled on the Truman lease in 1997 has shown favorable performance with average rates of 50 barrels of oil per day and 250 Mcfd during 1997. In fourth quarter 1997 the Company commenced the drilling of a four-well shale development program on the Truman lease which was completed in the first quarter of 1998. Drilling activity resulted in the Truman lease production increasing from 171 barrels of oil per day in fourth quarter 1997 to 408 barrels per day in the first quarter. Additional shale development is currently projected for 1998. These development plans may vary in the future as the management of Seneca further evaluates the results of drilling activities, water injection, and results of current operations.

         There can be no assurances that the Company will be successful in the continued development of the Bakersfield Properties nor that it will experience increased production response from the Ellis waterflood project.


FINANCIAL COMMITMENTS

         The management of the Company prior to the Company's sale to Seneca had planned for the continued drilling and development of the Bakersfield Properties as described in CAPITAL EXPENDITURES AND INVESTING ACTIVITIES.

         Seneca is currently in the process of taking over the management of the Company's business and operations. During this process Seneca will be evaluating the results of current drilling and development activities and projected costs and results for future development activities. Until such time that Seneca has sufficiently evaluated these factors, a definitive capital expenditure forecast and resulting financial commitments and requirements cannot be specifically determined.

         The Company believes that it has sufficient resources to meet its current financial obligations and future capital expenditures.


         It is anticipated that current operations and future capital expenditures will be funded from existing cash flows from the Bakersfield Properties and currently available financial resources. These financial resources include the Company's existing cash, its credit facility with ING Capital, and the financial resources of Seneca Resources Corporation. The Company also anticipates significant future cost savings from the consolidation of its operations and corporate overhead into that of Seneca. The Company may also evaluate its current cost of capital and consider seeking other financing alternatives.


               UNCERTAINTIES INVOLVING FORWARD-LOOKING DISCLOSURE

         Certain of the statements set forth above under "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES AND INVESTING ACTIVITIES" AND "STRATEGIC ALTERNATIVES", such as the statements regarding estimated production amounts, available cash and expected cash flows from operating activities for 1997 and 1998, estimated development costs and number of anticipated wells to be drilled in 1998 and thereafter, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

          As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated production amounts and numbers of wells to be drilled in 1998 and beyond are based upon product prices and costs as of December 31, 1997 (except for gas sold under contract, in which case the contract prices were used), which will probably be different from the actual prices recognized and costs incurred in 1998 and beyond. Additional factors which could materially affect the Company's oil and gas production and development drilling program in the future are general economic conditions; the impact of the activities of OPEC and other competitors; the impact of possible geopolitical occurrences world-wide; the results of financing efforts, risks under contract and swap agreements; changes in laws and regulations; capacity, deliverability and supply constraints or difficulties, unforeseen engineering and mechanical or technological difficulties in drilling or working over wells; and other risks described under "Risk Factors" in the Company's Prospectus dated July 25, 1996, filed with the Securities and Exchange Commission, relating to the July 1996 Equity Offering. Because of the foregoing matters, the Company's actual results for 1998 and beyond and strategic alternatives could differ materially from those expressed in the above-described forward-looking statements.

                               HARCOR ENERGY, INC.

                           PART II - OTHER INFORMATION


Item 5. - Other Information

         New Board of the Company

         Pursuant to a merger agreement dated March 31, 1998, (the "Merger Agreement") between the Company and Seneca West Corp. (the "Purchaser") and its parent company, Seneca Resources Corp. (the "Parent"), the Company agreed to recommend a tender offer by the Purchaser to purchase all of the issued and the outstanding shares of the Company Common Stock at a price of $2.00 per share (the "Tender Offer"). The Tender Offer commenced on April 6, 1998, and was consummated on May 4, 1998. As of the expiration of the Tender Offer approximately 95% of the Company Common Stock was tendered and accepted by purchasers for payment. The Merger Agreement provided for the merger of Purchaser with and into the Company following the successful consummation of the Tender Offer. All shares of the Company Common Stock that are not purchased pursuant to the Tender Offer (other than shares owned by Purchaser and its affiliates and shares as to which statutory appraisal rights are exercised) will be converted in the merger into the right to receive $2.00 per share, net in cash without interest.

         Pursuant to the Merger Agreement, the Company had agreed that promptly upon the purchase by Purchaser pursuant to the Tender Offer of at least a majority of the Company's outstanding common stock, Parent will be entitled to designate all members of the Board of Directors of the Company; and that the current directors of the Company would resign as directors of the Company to enable such Parent designees to be so appointed and elected by the Board.

         Effective as of May 5, 1997, through action of the Board of the Company, the total number of directors of the Company was increased from six to nine directors, adding one Class I position, one Class II position and one Class III position to the Board of Directors. The Board appointed Phillip C. Ackerman to fill the Class I position vacancy, James A. Beck to fill the Class II position vacancy and David F. Smith to fill the Class III position vacancy. The present Directors, Mr. Robert J.

Cresci, Mr. Vinod K. Dar, Mr. Herbert L. Oakes, Jr., Mr. David E. K. Frischkorn Jr., Mr. Mark G. Harrington, and Mr. Francis H. Roth each tendered their resignation as a Director of the Company and such resignations were accepted by the Board. Following such action, and effective as of May 5, 1997 the Board consists of the following Directors who will hold office until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier resignation or removal:

      Class I position:                  Phillip C. Ackerman
      Class II position                  James A. Beck, and
      Class III position:                David F. Smith.

         Because the Purchaser acquired at least 90% of the outstanding shares of the Company Common Stock, the merger does not require any further action by the previous Company board of directors or stockholders of the Company. The Purchaser intends to consummate the merger immediately. As a result of the merger, the Company will become a wholly-owned subsidiary of the Purchaser.


Item 6. - Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K

         On January 24, 1998, a Report on Form 8-K was filed regarding the Company's January 23, 1998 announcement that the Company had reached an agreement in principle with Seneca Resources Corporation ("Seneca") for the sale of the Company to Seneca for a total cash price of $32,536,000 or $2.00 per share of the Company common stock. The purpose of this Current Report Form 8-K was to file as exhibits a copy of the news release dated January 23, 1998 of the Company announcing such proposed sale and a copy of the related agreement in principle between the Company and Seneca.

         On March 31, 1998, a Current Report on Form 8-K was filed announcing that the Company had executed a definitive merger agreement with Seneca Resources Corporation ("Seneca") for the sale of the Company to Seneca for a total cash price of $32,536,000 or $2.00 per share of the Company common stock; and that following completion of the tender offer, a newly formed subsidiary of Seneca will merge with the Company, pursuant to which the remaining Company stockholders will also receive $2.00 per share in cash. The purpose of this Current Report on Form 8-K was to file as exhibits a copy of the joint news release dated March 31, 1998 of Seneca and the Company announcing the execution of the definitive agreement and a copy of the definitive agreement between the Company and Seneca.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HARCOR ENERGY, INC.
                                              Registrant






Date:  May 14, 1998                            /s/ Gary S. Peck
                                              -----------------
                                              Gary S. Peck
                                              Acting Principal
                                              Accounting Officer

                                INDEX TO EXHIBIT



EXHIBIT
 NUMBER                  DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule